Form 10QSB
period 2000-03-31
TRANSAMERICAN HOLDING INC
filed 2000-08-07
CIK 1108467

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] Transition  Report  pursuant  to Section  13 or 15(d) of the  Securities
    Exchange Act of 1934

         For the transition period from _____________ to ______________

                         Commission File Number: 0-29743


                           TRANSAMERICAN HOLDINGS, INC.
             --------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

             NEVADA                                    77-0434471
    -----------------------------               ---------------------------
    (State or other jurisdiction                (IRS Identification Number)
        of incorporation)

                             9601 Wilshire Boulevard
                                    Suite 620
                             Beverly Hills, CA 90210
                                 (310) 271-4159
    ------------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

                12,745,090 shares of Common Stock, $.001 par value per share.

-------------------------------------------------------------------------------

                            TRANSAMERICAN HOLDINGS,INC.

                                      INDEX

Part I.   Financial Information...................................................................................3
   Item 1.   Financial Statements.................................................................................3
                    Balance Sheets................................................................................3
                    Statements of Operations......................................................................5
                    Statement of Changes in Stockholders'Equity...................................................6
                    Statement of Cash Flows.......................................................................7
                    Notes to Financial Statements.................................................................8
   Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operation..................11
Part II.   Other Information.....................................................................................12
   Item 1     Legal Proceedings..................................................................................12
   Item 2     Changes in the Rights of the Company's Security Holders............................................12
   Item 3     Defaults by the Company on its Senior Securities...................................................12
   Item 4     Results of Votes of Security Holders...............................................................12
   Item 5     Other Information..................................................................................12
   Item 6     Exhibits and Reports on Form 8-K...................................................................12
Signatures.......................................................................................................12


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                                 BALANCE SHEETS

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)



                                                             March             December         December
                                                            31, 2000          31, 1999          31, 1998
                                                       ----------------  ---------------  ----------------
CURRENT ASSETS

     CASH                                              $        292,803  $         9,200  $              0
                                                       ----------------  ---------------  ----------------
     TOTAL CURRENT ASSETS                              $        292,803  $         9,200  $              0
                                                       ----------------  ---------------  ----------------

OTHER ASSETS                                           $              0  $             0  $              0
                                                       ----------------  ---------------  ----------------
     TOTAL OTHER ASSETS                                $              0  $             0  $              0
                                                       ----------------  ---------------  ----------------
TOTAL ASSETS                                           $        292,803  $         9,200  $              0
                                                       ----------------  ---------------  ----------------




The accompanying notes are in integral part of these financial statements.


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             March            December         December
                                                           31, 2000           31, 1999         31, 1998
                                                       ----------------  ---------------  ----------------

CURRENT LIABILITIES

     Advances Payable (Note #5)                        $          2,009  $             0  $              0
                                                       ----------------  ---------------  ----------------
     TOTAL CURRENT LIABILITIES                         $          2,009  $             0  $              0
                                                       ----------------  ---------------  ----------------

STOCKHOLDERS' EQUITY (Note #4)

     Common stock, $1.00 par value
     Authorized 25,000 shares
     Issued and outstanding at
     December 31, 1998 -5,000 shares                                                      $          5,000

     Common  stock,  $.001 par value  Authorized
     100,000,000  shares Issued and
     outstanding at December 31, 1999 -
     11,300,000 shares                                                          $ 11,300

     March 31, 2000 -
     12,745,090 shares                                 $         12,745

     Additional Paid-In Capital                                 302,600            3,000                 0

     Deficit accumulated during
     the development stage                                      -24,551           -5,100            -5,000
                                                       ----------------  ---------------  ----------------
TOTAL STOCKHOLDERS' EQUITY                             $        290,794  $         9,200  $         -3,025
                                                       ----------------  ---------------  ----------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $        292,803  $         9,200  $              0
                                                       ----------------  ---------------  ----------------



The accompanying notes are in integral part of these financial statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                          Jan. 1,            Year              Year          Jul.22,1996
                                         2000, to            Ended             Ended         (Inception)
                                         Mar. 31,          Dec. 31,          Dec. 31,        to Mar. 31,
                                           2000              1999              1998             2000
                                     ----------------  ----------------  ---------------  ----------------


INCOME
Revenue                              $              0  $              0  $             0  $              0
                                     ----------------  ----------------  ---------------  ----------------
EXPENSES

General, Selling and
Administrative                       $         19,451  $            100  $             0  $         24,551
                                     ----------------  ----------------  ---------------  ----------------

         TOTAL EXPENSES              $         19,451  $            100  $             0  $         24,551
                                     ----------------  ----------------  ---------------  ----------------

NET PROFIT/LOSS (-)                  $        -19,451  $           -100  $             0  $        -24,551
                                     ----------------  ----------------  ---------------  ----------------


Net Loss per share -
 Basic and diluted
 (Note #2)                           $         -.0017  $            NIL  $           NIL  $         -.0082
                                     ----------------  ----------------  ---------------  ----------------

Weighted average
number of common
shares outstanding                         11,569,962         3,352,603        2,000,000         3,011,539
                                     ----------------  ----------------  ---------------  ----------------



The accompanying notes are an integral part of these financial statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                            Additional         Accumu-
                                          Common             Stock            paid-in           lated
                                          Shares            Amount            Capital          Deficit
                                      ---------------  ----------------  ---------------  ----------------


Balance,
December 31, 1997                               5,000  $          5,000  $             0  $         -5,000

Net loss year ended
December 31, 1998                                                                                        0
                                      ---------------  ----------------  ---------------  ----------------
Balance,
December 31, 1998                               5,000  $          5,000  $             0  $         -5,000

January 25, 1999
Changed par value
From $1.00 to $.001                                              -4,995           +4,995

October 30, 1999
Forward stock split
400:1                                       1,995,000            +1,995           -1,995

November 1, 1999
Issued common stock
For services                                  100,000              +100

November 9, 1999
Issued common stock
for cash                                    9,200,000            +9,200

Net loss year ended
December 31, 1999                                                                                     -100
                                      ---------------  ----------------  ---------------  ----------------

Balance,
December 31, 1999                          11,300,000  $         11,300  $         3,000  $         -5,100

March 15, 2000
Issue stock for cash                        1,095,090             1,095          296,450
Issue stock for services                      350,000               350            3,150

Net loss year ended
March 31, 2000                                                                                     -19,451
                                      ---------------  ----------------  ---------------  ----------------
Balance,
March 31, 2000                         12,745,090      $         12,745  $       302,600  $         24,551
                                      ---------------  ----------------  ---------------  ----------------


The accompanying notes are an integral part of these financial statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS


                                          Jan 1,             Year              Year          Jul.22,1996
                                         2000, to            Ended             Ended         (Inception)
                                         Mar. 31,          Dec. 31,          Dec. 31,        to Mar. 31,
                                           2000              1999              1998             2000
                                      ---------------- ----------------  ---------------  -----------------
Cash Flows from
Operating Activities

     Net Loss                         $       -19,451  $           -100  $             0  $        -24,551

     Adjustment to
     Reconcile net loss
     To net cash provided
     by operating
     Activities
     Issue common stock
     For services                              +3,500              +100                0            +8,600

Changes in assets and
Liabilities                                                           0                0                 0

     Increase in current
     Liabilities                               +2,009                 0                0            +2,009
                                      ---------------- ----------------  ---------------  -----------------
Net cash used in
Operating activities                  $       -13,942  $              0  $             0  $        -13,942

Cash Flows from
Investing Activities                                                  0                0                 0

Cash Flows from
Financing Activities

     Issuance of Common
     Stock for Cash                          +297,545            +9,200                0           306,745
                                      ---------------- ----------------  ---------------  -----------------

Net Increase (decrease)               $      +283,603  $          9,200  $             0  $       +292,803

Cash,
Beginning of period                             9,200                 0                0                 0
                                      ---------------- ----------------  ---------------  -----------------
Cash, End of Period                   $       292,803  $          9,200  $             0  $        292,803
                                      ---------------- ----------------  ---------------  -----------------


The accompanying notes are in integral part of these financial statements.



                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

            March 31, 2000, December 31, 1999, and December 31, 1998


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized July 22, 1996 under the laws of the State of Nevada as Health Research, LTD. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Method

                  The Company records income and expenses on the accrual method.

         Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and equivalents

                  The Company maintains cash balances in various interest-bearing bank accounts that do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.

         Income Taxes

                  Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

         Loss Per Share

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilative common stock equivalents such as stock options.

         Year End

                  The Company has selected December 31st as its year-end.

         Year 2000 Disclosure

                  The Y2K issue had no effect on this Company.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
            March 31, 2000, December 31, 1999, and December 31, 1998


NOTE 3 - INCOME TAXES

         There is no provision for income taxes for the period ended March 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

         The Company's total deferred tax asset as of March 31, 2000 is as follows:

                 Net operation loss carry forward                $         5,100
                 Valuation allowance                             $         5,100

                 Net deferred tax asset                          $             0


         The federal net operation loss carry forward will expire in various amounts from 2008 to 2019.

         This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4 - STOCKHOLDERS' EQUITY

         Common Stock

         The authorized common stock of the corporation consists of 100,000,000 shares with Par Value of $.001.

         Preferred Stock

         The corporation has no preferred stock.

         On July 30, 1996, the company issued 5,000 shares of its No Par Value Common Stock in consideration of $5,000 in cash.

         On January 25, 1999, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares with No Par Value stock to 100,000,000 common shares with $0.001 Par Value stock.

         On October 30, 1999, the company had a forward stock split of 400:1 thus increasing the outstanding common stock of the corporation from 5,000 common shares to 2,000,000 common shares.

         On November 1, 1999, the Company issued 100,000 of its $.001 par value common stock for $100 in services.

         On November 9, 1999, the Company issued 9,200,000 of its $.001 par value common stock for $9,200 in cash.

         On November 15, 1999, the Company changed its name from Health Research, LTD., to Transamerican Holdings, Inc.

         On December 29, 1999, the State of Nevada approved the company's restated Articles of Incorporation that increased the capitalization from 25,000,000 common shares with a par value of $0.0001 to 100,000,000 common shares with a par value of $0.0001.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
            March 31, 2000, December 31, 1999, and December 31, 1998


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

         On March 15, 2000, the Company issued 350,000 shares of its common stock for $3,500 in services.

         On March 15, 2000, the Company completed a private placement under Rule 506, Regulation D. The Company sold 1,000,000 shares of common stock at a price of $0.25 per share, for a total amount raised of $250,000. On the same day, under another private placement, which is still open, under Rule 506, Regulation D, the Company sold 95,090 shares of common stock at a price of $.050 per share, for a total amount raised of $47,545.


NOTE 5 - WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at this time, the Company does have significant working capital sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to acquire an existing, operating company.


NOTE 7 - RELATED PARTY TRANSACTIONS

         The Company does not own any real property. The officers of the Company provide executive and administrative services without charge.

Item 2.

                           TRANSAMERICAN HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

      Although the Company has not acquired an on-going business, it has commenced business activities and is reviewing several businesses for acquisition. The Company believes that it has sufficient working capital to cover its operating costs until an on-going business is acquired.

      If the current funds are not enough to meet any obligation, Najib Choufani, an officer, director and controlling shareholder of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

         Since the Company has no earnings from operations, the Company will continue to sustain nominal losses until the Company can acquire an on-going business.

PART II.    Other Information

Item 1.     Legal Proceedings - None.

Item 2.     Changes in the Rights of the Company's Security Holders - None.

Item 3.     Defaults by the Company on its Senior Securities - Not Applicable.

Item 4.     Results of Votes of Security Holders - None.

Item 5.     Other Information - None.

Item 6.     Exhibits and Reports on Form 8-K -

     (a)   Exhibits

Exhibit
Number      Description
-------     -----------
27          Financial Data Schedule

     (b)   Reports on Form 8-K

            None




                                   SIGNATURES



      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TRANSAMERICAN HOLDINGS, INC.
                                     Registrant



Date: August 2, 2000                 /s/ MICHAEL SAVAGE
                                     ---------------------------------
                                     Michael Savage
                                     President