Form 10QSB
period 2000-06-30
TRANSAMERICAN HOLDING INC
filed 2000-08-21
CIK 1108467

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       OR

              [ ] Transition Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

         For the transition period from _____________ to ______________

                         Commission File Number: 0-29743


                          TRANSAMERICAN HOLDINGS, INC.
             (Exact name of Registrant as Specified in its Charter)


                NEVADA                                       77-0434471
   ----------------------------                    ---------------------------
   (State or other jurisdiction                    (IRS Identification Number)
         of incorporation)

                             9601 Wilshire Boulevard
                                    Suite 620
                             Beverly Hills, CA 90210
                                 (310) 271-4159
   ------------------------------------------------------------------------
        (Address,     including  zip code,  and  telephone  number,
                      including   area   code,   of    Registrant's
                      principal executive offices)
 ------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of June 30, 2000

                           15,949,090  shares of Common  Stock,  $.001 par value
per share.

 ------------------------------------------------------------------------------

                           TRANSAMERICAN HOLDINGS,INC.

                                      INDEX

Part I.   Financial Information..............................................3
   Item 1.   Financial Statements............................................3
                    Balance Sheets...........................................3
                    Statements of Operations.................................4
                    Statement of Changes in Stockholders' Equity.............5
                    Statement of Cash Flows..................................7
                    Notes to Financial Statements............................8
   Item 2 - Management's Discussion and Analysis of Financial Condition
   and Results of Operation.................................................12
Part II.   Other Information................................................13
   Item 1     Legal Proceedings.............................................13
   Item 2     Changes in the Rights of the Company's Security Holders.......13
   Item 3     Defaults by the Company on its Senior Securities..............13
   Item 4     Results of Votes of Security Holders..........................13
   Item 5     Other Information.............................................13
   Item 6     Exhibits and Reports on Form 8-K..............................13
Signatures..................................................................13

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 BALANCE SHEETS

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)

                                                 June 30,       December31,       December 31,
                                                 2000           1999              1998
CURRENT ASSETS                              ------------------------------------------------
     Cash                                   $1,286,362            $    0            $   0
                                            ----------            ------            -----
TOTAL CURRENT ASSETS                        $1,286,362            $    0            $   0
                                            ----------            ------            -----
OTHER ASSETS
     Deposits                               $   10,000            $    0            $   0
                                            ----------            ------            -----
TOTAL OTHER ASSETS                          $   10,000            $    0            $   0
                                            ----------            ------            -----
TOTAL ASSETS                                $1,296,362            $    0            $   0
                                            ----------            ------            -----

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 June 30,       December31,       December 31,
                                                 2000           1999              1998
CURRENT LIABILITIES                         ------------------------------------------------
     Advances Payable (Note #5)             $   10,000            $    0            $   0
                                            ----------            ------            -----
     TOTAL CURRENT LIABILITIES              $   10,000            $    0            $   0
                                            ----------            ------            -----
STOCKHOLDERS' EQUITY (Note #4)

     Common stock, $1.00 par value
     Authorized 25,000 shares
     Issued and outstanding at
     December 31, 1998 -5,000 shares                                               $5,000

     Common  stock,  $.001 par value
     Authorized  100,000,000  shares Issued and
     outstanding at December 31, 1999 -
     11,300,000 shares                                           $11,300

     June 30, 2000 -
     15,949,090 shares                      $   15,949

     Additional Paid-In Capital              1,368,896             3,000                0

     Deficit accumulated during
     the development stage                  $  -98,483           $-5,100          $-5,000
                                            ----------           -------          -------
TOTAL STOCKHOLDERS' EQUITY                  $1,286,362           $ 9,200          $-3,025
                                            ----------           -------          -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $1,296,362           $ 9,200          $     0
                                            ----------           -------          -------

    The accompanying notes are in integral part of these Financial Statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                Jan. 1,            Year             Year          Jul.22, 1996
                                               2000, to            Ended            Ended          (Inception)
                                               June 30,          Dec. 31,         Dec. 31,         to June 30,
                                                 2000              1999             1998              2000
                                                 ----              ----             ----              ----
INCOME
Revenue                                     $             0    $           0    $            0    $           0
                                            ---------------    -------------    --------------    -------------

EXPENSES

General, Selling and
Administrative                              $        95,354    $         100    $            0    $     100,454
                                            ---------------    -------------    --------------    -------------


         TOTAL EXPENSES                     $        95,354    $         100    $            0    $     100,454
                                            ---------------    -------------    --------------    -------------


NET PROFIT/LOSS (-)
From Operations                             $       -95,354    $        -100    $            0    $    -100,454

Interest Income                                      +1,971                0                 0           +1,971
                                            ---------------    -------------    --------------    -------------

Net Loss                                    $       -93,383    $        -100    $            0    $     -98,483
                                            ---------------    -------------    --------------    -------------

Net Loss per share -
 Basic and diluted
 (Note #2)                                  $        -.0071    $         NIL    $          NIL    $      -.0264
                                            ---------------    -------------    --------------    -------------

Weighted average
number of common
shares outstanding                               13,071,976        3,352,603         2,000,000        3,733,144
                                            ---------------    -------------    --------------    -------------



    The accompanying notes are an integral part of these Financial Statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                         Additional         Accumu-
                                                 Common Stock            paid-in            lated
                                            Shares          Amount       Capital            Deficit
                                          ------------   ------------    -------------      ---------------
Balance,
December 31, 1997                                5,000   $      5,000    $           0      $        -5,000

Net loss year ended
December 31, 1998                                                                                         0
                                          ------------   ------------    -------------      ---------------

Balance,
December 31, 1998                                5,000   $      5,000    $           0      $        -5,000

January 25, 1999
Changed par value
From $1.00 to $.001                                            -4,995            4,995

October 30, 1999
Forward stock split
400:1                                        1,995,000          1,995           -1,995

November 1, 1999
Issued common stock
For services                                   100,000            100

November 9, 1999
Issued common stock
for cash                                     9,200,000          9,200

Net loss year ended
December 31, 1999                                                                                      -100
                                          ------------   ------------    -------------      ---------------
Balance,
December 31, 1999                           11,300,000   $     11,300    $       3,000      $        -5,100
                                          ------------   ------------    -------------      ---------------





    The accompanying notes are an integral part of these Financial Statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)


            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

                                                                         Additional         Accumu-
                                                 Common Stock            paid-in            lated
                                            Shares          Amount       Capital            Deficit
                                          ------------   ------------    -------------      ---------------
Balance Brought Forward
Balance,
December 31, 1999                           11,300,000   $     11,300    $       3,000      $        -5,100

March 15, 2000
Issued common stock
for cash                                     1,095,090          1,095          296,450
Issued common stock
for services                                   350,000            350            3,150

April 15, 2000
Issued common stock
for cash                                       454,000            454          226,546

May 15, 2000
Issued common stock
for cash                                     2,400,000          2,400          697,600

June 15, 2000
Issued common stock
for cash                                       350,000            350          142,150

Net loss
January 1, 2000 to
June 30, 2000                                                                                       -93,383
                                          ------------   ------------    -------------      ---------------
Balance,
June 30, 2000                               15,949,090   $     15,949    $   1,368,896      $       -98,483
                                          ------------   ------------    -------------      ---------------








    The accompanying notes are an integral part of these Financial Statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                Jan. 1,             Year              Year           Jul.22, 1996
                                               2000, to             Ended             Ended           (Inception)
                                               June 30,           Dec. 31,          Dec. 31,          to June 30,
                                                 2000               1999              1998               2000
                                                 ----               ----              ----               ----
Cash Flows from
Operating Activities

     Net Loss                                $      -93,383  $          -100  $              0  $       -98,483

     Adjustment to
     Reconcile net loss
     To net cash provided
     by operating
     Activities
     Issue common stock
     For services                                     3,500              100                 0            8,600

Changes in assets and
Liabilities

     Increase in current
     Assets                                         -10,000                0                 0          -10,000

     Increase in current
     Liabilities                                     10,000                0                 0           10,000
                                             --------------  ---------------  ----------------  ---------------
Net cash used in
Operating activities                         $      -89,883  $             0  $              0  $       -89,883

Cash Flows from
Investing Activities                                                       0                 0                0

Cash Flows from
Financing Activities

     Issuance of Common
     Stock for Cash                               1,367,045            9,200                 0        1,376,245
                                             --------------  ---------------  ----------------  ---------------
Net Increase (decrease)                      $    1,277,162  $         9,200  $              0  $     1,286,362

Cash,
Beginning of period                                   9,200                0                 0                0
                                             --------------  ---------------  ----------------  ---------------
Cash, End of Period                          $    1,286,362  $         9,200  $              0  $     1,286,362
                                             --------------  ---------------  ----------------  ---------------

   The accompanying notes are in integral part of these Financial Statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

             June 30, 2000, December 31, 1999, and December 31, 1998


NOTE #1 - HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized July 22, 1996, under the laws of the State of Nevada as Health Research, LTD. The Company currently has no operations and in accordance with SFAS #7, is considered a development company. On November 15, 1999, the Company changed its name from HEALTH RESEARCH, LTD., to TRANSAMERICAN HOLDINGS, INC.

NOTE #2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Cash and equivalents

                  The Company maintains a cash balance in a non-interest-bearing bank. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2000. Also, the Company, as of June 30, 2000, has funds in a savings account and short-term time deposits.

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

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

             June 30, 2000, December 31, 1999, and December 31, 1998

NOTE #2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Loss Per Share

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2000, the Company had no dilative common stock equivalents such as stock options.

         Year End

            The Company has selected December 31st as its year-end.

         Year 2000 Disclosure

            The Y2K issue had no effect on this Company.

         Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction

            The Company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

NOTE #3 - INCOME TAXES

         There is no provision for income taxes for the period ended June 30, 2000.

         The Company's total deferred tax asset as of December 31, 1999 is as follows:

                 Net operation loss carry forward        $    5,100
                 Valuation allowance                     $    5,100

                 Net deferred tax asset                  $        0

         The federal net operation loss carry-forward will expire in various amounts from 2016 to 2019.

         This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

             June 30, 2000, December 31, 1999, and December 31, 1998

NOTE #4 - STOCKHOLDERS' EQUITY

         COMMON STOCK

         The authorized common stock of the corporation consists of 100,000,000 shares with par value of $.001.

         PREFERRED STOCK

         The corporation has no preferred stock.

         On July 30, 1996, the Company issued 5,000 shares of its no-par-value common stock, in consideration of $5,000 in cash.

         On January 25, 1999, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares with no-par-value stock to 100,000,000 common shares with $0.001 par value stock.

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

         On December 29, 1999, the State of Nevada approved the company's restated Articles of Incorporation that increased the capitalization from 25,000,000 common shares with a par value of $0.001 to 100,000,000 common shares with a par value of $0.001.

         On March 15, 2000, the Company issued 350,000 of its $.001 par value common stock for $3,500 in services.

         On March 15, 2000, the Company completed a private placement under Rule 506, Regulation D. The Company sold 1,000,000 shares of common stock at a price of $0.25 per share, for a total amount raised of $250,000. On the same day, under another private placement, which is still open, under Rule 506, Regulation D, the Company sold 95,090 shares of common stock at a price of $.050 per share, for a total amount raised of $95,090.

         On April 15, 2000, the Company issued 454,000 of its $.001 par value common stock for $227,000 in cash.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

             June 30, 2000, December 31, 1999, and December 31, 1998


NOTE #4 - STOCKHOLDERS' EQUITY (CONTINUED)
         On May 15, 2000, the Company issued 2,400,000 of its $.001 par value common stock for $700,000 in cash.


         On June 15, 2000, the Company issued 350,000 of its $.001 par value common stock for $142,500 in cash.

NOTE #5 - WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE #6 - GOING CONCERN

         The Company's Financial Statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.

NOTE #7 - RELATED PARTY TRANSACTIONS

         The Company does not own any real property. The Company leases office space at 9601 Wilshire Boulevard in Beverly Hills, California. The officers of the Company provide executive and administrative services without salary.

Item 2.
                          TRANSAMERICAN HOLDINGS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

      The Company substantially increased its current cash assets from $292,803 as of March 31, 2000, to $1,286,362 as of June 30 2000. This increase of cash was due to the sale of additional shares of Common Stock by the Company. All issuance of shares were made in compliance with all applicable securities laws.

      Although the Company increased its total expenses to $95,354 for the six months ended June 30, 2000, the increase in expenses resulted primarily from the relocation of the Company's offices to its new headquarters at 9601 Wilshire Boulevard in Beverly Hills, California 90210. The Company believes that the new headquarters will be adequate for all of the Company's future needs.

      Although the Company has not yet finalized the acquisition of an on-going business, the Company expects to be in the final stages of acquiring a successful business.

      Since the Company presently has no earnings from operations, the Company will continue to sustain nominal losses until the Company acquires an income generating business. The Company believes that it has sufficient working capital to cover its operating costs until an on-going business is acquired.

FORWARD LOOKING INFORMATION

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 17A of the Securities Act of 1933 an Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.

      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Financial Statements, and "Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, timely replacement of lost customers, pricing, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, the receptivity in the market place of the Company's restructuring efforts, changes in taxes due to changes in the mix of U.S. and non U.S. revenue, pending or threatened litigation, the availability of key personnel and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

      Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

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



                                              TRANSAMERICAN HOLDINGS, INC.
                                              Registrant



Date: August 18, 2000                         /s/ Michael Savage
                                              ---------------------------------
                                              Michael Savage
                                              President