Form 10QSB/A
period 2000-03-31
TRANSAMERICAN HOLDING INC
filed 2000-10-25
CIK 1108467

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to ______________

                         Commission File Number: 0-29743


                          TRANSAMERICAN HOLDINGS, INC.
            --------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


                  NEVADA                                    77-0434471
       ----------------------------                --------------------------
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

                           TRANSAMERICAN HOLDINGS,INC.

                                      INDEX

Part I.   Financial Information ..............................................3
   Item 1.   Financial Statements.............................................3
                    Balance Sheets............................................3
                    Statement of Operations...................................5
                    Statement of Changes in Stockholders' Equity..............6
                    Statement of Cash Flows...................................7
                    Notes to Financial Statements.............................8
   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operation....................12
Part II.   Other Information.................................................13
   Item 1    Legal Proceedings...............................................13
   Item 2    Changes in the Rights of the
                Company's Security Holders...................................13
   Item 3    Defaults by the Company on its Senior Securities................13
   Item 4    Results of Votes of Security Holders............................13
   Item 5    Other Information...............................................13
   Item 6    Exhibits and Reports on Form 8-K................................13
Signatures...................................................................14
Exhibit 27    Financial Data Schedule........................................15

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                                 BALANCE SHEETS

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)


                                          March 31,          December 31,        December 31,
                                             2000                1999                1998
                                      ------------------- ------------------- -------------------
CURRENT ASSETS

   CASH                                   $ 292,803            $ 9,200               $ 0
                                      ------------------- ------------------- -------------------

   TOTAL CURRENT ASSETS                   $ 292,803            $ 9,200               $ 0
                                      ------------------- ------------------- -------------------

OTHER ASSETS                              $       0            $     0               $ 0
                                      ------------------- ------------------- -------------------


  TOTAL OTHER ASSETS                      $       0            $     0               $ 0
                                      ------------------- ------------------- -------------------


TOTAL ASSETS                              $ 292,803            $ 9,200               $ 0
                                      ------------------- ------------------- -------------------

The accompanying notes are in integral part of these financial statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                March 31,         December 31,        December 31,
                                                                   2000               1999                1998
                                                            ------------------- ------------------ -------------------
CURRENT LIABILITIES

  Advances Payable                                               $ 2,009           $     0              $      0
                                                            ------------------- ------------------ -------------------

  TOTAL CURRENT LIABILITIES                                      $ 2,009           $     0              $      0
                                                            ------------------- ------------------ -------------------

STOCKHOLDERS' EQUITY (Note #4)

  Common stock, $1.00 par value
  Authorized 25,000 shares
  Issued and outstanding at
    December 31, 1998 -5,000 shares                                                                     $  5,000

  Common stock, $.001 par value
  Authorized 100,000,000 shares
  Issued and outstanding at
    December 31, 1999 - 11,300,000 shares                                           $ 11,300

  March 31, 2000 - 12,745,090 shares                            $  12,745

  Additional Paid-In Capital                                    $ 393,600           $  3,000            $      0

  Deficit accumulated during
   the development stage                                        $-115,551           $ -5,100            $ -5,000
                                                            ------------------- ------------------ -------------------

TOTAL STOCKHOLDERS' EQUITY                                      $ 290,794           $  9,200            $      0
                                                            ------------------- ------------------ -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 292,803           $  9,200            $      0
                                                            ------------------- ------------------ -------------------


The accompanying notes are in integral part of these financial statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                                                                        July 22,
                                            January 1,                                                    1996
                                              2000,             Year Ended         Year Ended         (Inception)
                                                to             December 31,       December 31,             to
                                            March 31,              1999               1998             March 31,
                                               2000                                                       2000
                                        ------------------- ------------------- ------------------ -------------------
INCOME
  Revenue                                   $       0          $        0         $         0       $          0
                                        ------------------- ------------------- ------------------ -------------------

EXPENSES

  General, Selling and
   Administrative                           $ 110,451          $       100        $         0        $   115,551
                                        ------------------- ------------------- ------------------ -------------------

                        TOTAL EXPENSES      $ 110,451          $       100        $         0        $   115,551
                                        ------------------- ------------------- ------------------ -------------------

NET PROFIT/LOSS (-)                         $-110,451          $      -100        $         0        $  -115,551
                                        ------------------- ------------------- ------------------ -------------------

Net Loss per share
  Basic and diluted
   (Note #2)                                $  -.0095          $       NIL        $       NIL        $    -.0384
                                        ------------------- ------------------- ------------------ -------------------

Weighted average number of common          11,569,962            3,352,603          2,000,000          3,011,539
shares outstanding
                                        ------------------- ------------------- ------------------ -------------------


The accompanying notes are an integral part of these financial statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                            Additional         Accumu-
                                          Common             Stock            paid-in           lated
                                          Shares            Amount            Capital          Deficit
                                      ---------------  ----------------  ---------------  ----------------
Balance,
December 31, 1997                               5,000  $          5,000  $             0  $         -5,000

Net loss year ended
December 31, 1998                                                                                        0
                                      ---------------  ----------------  ---------------  ----------------
Balance,
December 31, 1998                               5,000  $          5,000  $             0  $         -5,000

January 25, 1999
Changed par value
From $1.00 to $.001                                              -4,995            4,995

October 30, 1999
Forward stock split
400:1                                       1,995,000             1,995           -1,995

November 1, 1999
Issued common stock
For services                                  100,000               100

November 9, 1999
Issued common stock
for cash                                    9,200,000             9,200

Net loss year ended
December 31, 1999                                                                                     -100
                                       ---------------  ----------------  ---------------  ----------------

Balance,
December 31, 1999                          11,300,000  $         11,300  $         3,000  $         -5,100

March 15, 2000
Issue stock for cash                        1,095,090             1,095          296,450
Issue stock for services                      350,000               350           94,150

Net loss year ended
March 31, 2000                                                                                    -110,451
                                      ---------------  ----------------  ---------------  ----------------
Balance,
March 31, 2000                             12,745,090  $         12,745  $       393,600  $       -115,551
                                      ---------------  ----------------  ---------------  ----------------


The accompanying notes are an integral part of these financial statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                          Jan 1,             Year              Year          Jul.22,1996
                                         2000, to            Ended             Ended         (Inception)
                                         Mar. 31,          Dec. 31,          Dec. 31,        to Mar. 31,
                                           2000              1999              1998             2000
                                      ---------------- ----------------  ---------------  -----------------
Cash Flows from
Operating Activities

     Net Loss                         $      -110,451  $           -100  $             0  $       -115,551

     Adjustment to
     Reconcile net loss
     To net cash provided
     by operating
     Activities
     Issue common stock
     For services                              94,500               100                0            99,600

Changes in assets and
Liabilities                                                           0                0                 0

     Increase in current
     Liabilities                                2,009                 0                0             2,009
                                      ---------------- ----------------  ---------------  -----------------
Net cash used in
Operating activities                  $       -13,942  $              0  $             0  $        -13,942

Cash Flows from
Investing Activities                                                  0                0                 0

Cash Flows from
Financing Activities

     Issuance of Common
     Stock for Cash                           297,545             9,200                0           306,745
                                      ---------------- ----------------  ---------------  -----------------

Net Increase (decrease)               $       283,603  $          9,200  $             0  $        292,803

Cash,
Beginning of period                             9,200                 0                0                 0
                                      ---------------- ----------------  ---------------  -----------------
Cash, End of Period                   $       292,803  $          9,200  $             0  $        292,803
                                      ---------------- ----------------  ---------------  -----------------

The accompanying notes are in integral part of these financial statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)
            March 31, 2000, December 31, 1999, and December 31, 1998

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized July 22, 1996 under the laws of the State of Nevada as Health Research, LTD. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Method
         -----------------
                  The Company records income and expenses on the accrual method.

         Estimates
         ---------
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and equivalents
         --------------------
                  The Company maintains a cash balance in a non-interest-bearing bank account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.

         Income Taxes
         ------------
                  Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

         Loss Per Share
         --------------
                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilutive common stock equivalents such as stock options.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    ----------------------------------------
            March 31, 2000, December 31, 1999, and December 31, 1998


         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         Year End
         --------
               The Company has selected December 31st as its year-end.

         Year 2000 Disclosure
         --------------------
               The Y2K issue had no effect on this Company.

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

NOTE 4 - STOCKHOLDERS' EQUITY

         Common Stock
         ------------
         The authorized common stock of the corporation consists of 100,000,000 shares with Par Value of $.001.

         Preferred Stock
         ---------------
         The corporation has no preferred stock.

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

         On March 15, 2000, the Company issued 350,000 of its $.001 par value common stock at a price of $.27 per share for services valued at $94,500. (See next paragraph)

         On March 15, 2000, the Company completed a private placement under Rule 506, Regulation D. The Company sold 1,000,000 shares of common stock at a price of $0.25 per share, for a total amount raised of $250,000. On the same day, under another private placement, which is still open, under Rule 506, Regulation D, the Company sold 95,090 shares of common stock at a price of $.50 per share, for a total amount raised of $47,545. The total amount raised of $297,545 divided by the total number of common shares issued 1,095,090 equals an average price per share of $.27.

NOTE 5 - WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has sufficient working capital to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to acquire an existing, operating company.

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



                                             TRANSAMERICAN HOLDINGS, INC.
                                             Registrant




Date: October 24, 2000                         /s/ MICHAEL SAVAGE
                                               ---------------------------------
                                               Michael Savage
                                               President