Form 10QSB/A
period 2000-06-30
TRANSAMERICAN HOLDING INC
filed 2000-10-25
CIK 1108467

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 1O-QSB/A


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

                           TRANSAMERICAN HOLDINGS,INC.

                                      INDEX

Part I.   Financial Information..............................................3
   Item 1.   Financial Statements............................................3
                    Balance Sheets...........................................3
                    Statement of Operations..................................5
                    Statement of Changes in Stockholders' Equity.............6
                    Statement of Cash Flows..................................8
                    Notes to Financial Statements............................9
   Item 2 - Management's Discussion and Analysis of Financial Condition
   and Results of Operation.................................................13
Part II.   Other Information................................................14
   Item 1     Legal Proceedings.............................................14
   Item 2     Changes in the Rights of the Company's Security Holders.......14
   Item 3     Defaults by the Company on its Senior Securities..............14
   Item 4     Results of Votes of Security Holders..........................14
   Item 5     Other Information.............................................14
   Item 6     Exhibits and Reports on Form 8-K..............................14
Signatures..................................................................14
Exhibit 27..................................................................15

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 BALANCE SHEETS

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)

                                                   June 30,            December 31,        December 31,
                                                   2000                1999                1998
                                                   --------------      --------------     ----------------
CURRENT ASSETS
     Cash                                          $     1,286,362     $             0    $              0
                                                   ---------------     ---------------    ----------------

TOTAL CURRENT ASSETS                               $     1,286,362     $             0    $              0
                                                   ---------------     ---------------    ----------------

OTHER ASSETS

     Deposits                                      $        10,000     $             0    $              0
                                                   ---------------     ---------------    ----------------

TOTAL OTHER ASSETS                                 $        10,000     $             0    $              0
                                                   ---------------     ---------------    ----------------

TOTAL ASSETS                                       $     1,296,362     $             0    $              0
                                                   ---------------     ---------------    ----------------

The accompanying notes are in integral part of these Financial Statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)


                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                June 30,         December 31,     December 31,
                                                                2000             1999             1998
                                                                -------------    ---------------- -------------


CURRENT LIABILITIES

     Advances Payable                                           $       10,000   $            0  $            0
                                                                --------------   --------------  --------------

     TOTAL CURRENT LIABILITIES                                  $       10,000   $            0  $            0
                                                                --------------   --------------  --------------

STOCKHOLDERS' EQUITY (Note #4)

     Common stock, $1.00 par value
     Authorized 25,000 shares
     Issued and outstanding at
       December 31, 1998 -5,000 shares                                                           $        5,000

     Common  stock,  $.001 par value
     Authorized  100,000,000 shares
     Issued and outstanding at
       December 31, 1999 - 11,300,000 shares                                     $       11,300

     June 30, 2000 -
     15,949,090 shares                                          $       15,949

     Additional Paid-In Capital                                      1,459,896            3,000               0

     Deficit accumulated during
     the development stage                                            -189,483           -5,100          -5,000
                                                                --------------   --------------  --------------


TOTAL STOCKHOLDERS' EQUITY                                      $    1,286,362   $        9,200  $            0
                                                                --------------   --------------  --------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                            $    1,296,362   $        9,200  $            0
                                                                --------------   --------------  --------------

The accompanying notes are in integral part of these Financial Statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                                Jan. 1,            Year             Year          Jul.22, 1996
                                               2000, to            Ended            Ended          (Inception)
                                               June 30,          Dec. 31,         Dec. 31,         to June 30,
                                                 2000              1999             1998              2000
                                                 ----              ----             ----              ----

INCOME
Revenue                                   $              0   $            0  $             0    $             0
                                          ----------------   --------------  ---------------   ----------------

EXPENSES

General, Selling and
Administrative                            $         186,354  $           100  $              0  $       191,454
                                          -----------------  ---------------  ----------------  ---------------

         TOTAL EXPENSES                   $         186,354  $           100  $              0  $       191,454
                                          -----------------  ---------------  ----------------  ---------------

NET PROFIT/LOSS (-)
From Operations                           $        -186,354  $          -100  $              0  $      -191,454


Interest Income                                       1,971                0                 0            1,971
                                          -----------------  ---------------  ----------------  ---------------

Net Loss                                  $        -184,383  $          -100  $              0  $      -189,483
                                          -----------------   --------------  ----------------  ---------------

Net Loss per share -
 Basic and diluted
 (Note #2)                                $          -.0141  $           NIL  $            NIL  $        -.0508
                                          -----------------  ---------------  ----------------  ---------------

Weighted average
number of common
shares outstanding                               13,071,976        3,352,603         2,000,000        3,733,144
                                          -----------------  ---------------  ----------------  ---------------



The accompanying notes are an integral part of these Financial Statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                            Additional         Accumu-
                                                  Common Stock              paid-in            lated
                                                  ------------
                                               Shares          Amount       Capital            Deficit
                                          --------------   ---------------  ----------------   ----------------


Balance,
December 31, 1997                                 5,000     $       5,000    $            0    $        -5,000

Net loss year ended
December 31, 1998                                                                                            0
                                          --------------   ---------------  ----------------  -----------------

Balance,
December 31, 1998                                 5,000    $        5,000    $            0    $        -5,000

January 25, 1999
Changed par value
From $1.00 to $.001                                                -4,995             4,995

October 30, 1999
Forward stock split
400:1                                         1,995,000             1,995            -1,995

November 1, 1999
Issued common stock
For services                                    100,000               100

November 9, 1999
Issued common stock
for cash                                      9,200,000             9,200

Net loss year ended
December 31, 1999                                                                                          -100
                                          --------------   ---------------  ----------------  -----------------

Balance,
December 31, 1999                             11,300,000   $        11,300  $          3,000  $          -5,100
                                          --------------   ---------------  ----------------  -----------------


The accompanying notes are an integral part of these Financial Statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)


            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
            --------------------------------------------------------


                                                                            Additional         Accumu-
                                                   Common Stock             paid-in            lated
                                                   ------------
                                               Shares          Amount       Capital            Deficit
                                          --------------   ---------------  ----------------   ----------------

Balance Brought Forward
Balance,
December 31, 1999                             11,300,000   $        11,300  $          3,000  $          -5,100

March 15, 2000
Issued common stock
for cash                                       1,095,090             1,095           296,450
Issued common stock
for services                                     350,000               350            94,150

April 15, 2000
Issued common stock
for cash                                         454,000               454           226,546

May 15, 2000
Issued common stock
for cash                                       2,400,000             2,400           697,600

June 15, 2000
Issued common stock
for cash                                         350,000               350           142,150

Net loss
January 1, 2000 to
June 30, 2000                                                                                          -184,383
                                          --------------   ---------------  ----------------  -----------------

Balance,
June 30, 2000                                 15,949,090   $        15,949  $      1,459,896  $        -189,483
                                          --------------   ---------------  ----------------  -----------------


The accompanying notes are an integral part of these Financial Statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                Jan. 1,            Year             Year          Jul.22, 1996
                                               2000, to            Ended            Ended          (Inception)
                                               June 30,          Dec. 31,         Dec. 31,         to June 30,
                                                 2000              1999             1998              2000
                                                 ----              ----             ----              ----
Cash Flows from
Operating Activities

     Net Loss                                $    -184,383    $        -100     $           0    $      -189,483

     Adjustment to reconcile
     Net loss to net cash
     Provided by operating
     Activities
     Issue common stock
     For services                                   94,500              100                 0             99,600

Changes in assets and
Liabilities

     Increase in current
     Assets                                        -10,000                 0                 0           -10,000

     Increase in current
     Liabilities                                    10,000                 0                 0            10,000
                                          -----------------  ---------------  ----------------  ----------------

Net cash used in
Operating activities                      $        -89,883   $             0  $              0   $       -89,883

Cash Flows from
Investing Activities                                                       0                 0                 0

Cash Flows from
Financing Activities

     Issuance of Common
     Stock for Cash                               1,367,045            9,200                 0        1,376,245
                                          -----------------  ---------------  ----------------  ---------------

Net Increase (decrease)                   $       1,277,162  $         9,200  $              0  $     1,286,362

Cash,
Beginning of period                                   9,200                0                 0                0
                                          -----------------  ---------------  ----------------  ---------------

Cash, End of Period                       $       1,286,362  $         9,200  $              0  $     1,286,362
                                          -----------------  ---------------  ----------------  ---------------


The accompanying notes are in integral part of these Financial Statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
             June 30, 2000, December 31, 1999, and December 31, 1998

NOTE #1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized July 22, 1996, under the laws of the State of Nevada as Health Research, LTD. The Company currently has no operations and in accordance with SFAS #7, is considered a development company. On November 15, 1999, the Company changed its name from HEALTH RESEARCH, LTD., to TRANSAMERICAN HOLDINGS, INC.

NOTE #2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Accounting Method
         -----------------
                  The Company records income and expenses on the accrual method. Estimates
         ---------
                  The preparation of Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and equivalents
        --------------------
                  The    Company    maintains    cash    balances   in   several
                  interest-bearing Bank accounts. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2000. Also, the Company, as of June 30, 2000, has funds in a savings account and short-term time deposits.

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

         Loss Per Share
         --------------
                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted

                          TRANSAMERICAN HOLDINGS, INC.
                        (Formerly Health Research, LTD.)
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
             June 30, 2000, December 31, 1999, and December 31, 1998


NOTE #2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2000, the Company had no dilutive common stock equivalents such as stock options.

         Year End
         --------
                  The Company has selected December 31st as its year-end.

         Year 2000 Disclosure
         --------------------
                  The Y2K issue had no effect on this Company.

         Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction
         -----------------------------------------------------------------------

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