Form 10QSB
period 2000-09-30
TRANSAMERICAN HOLDING INC
filed 2000-11-20
CIK 1108467

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 1O-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the quarterly period ended September 30, 2000

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of September 30, 2000

          16,059,090 shares of Common Stock, $.001 par value per share.
 -------------------------------------------------------------------------------

                           TRANSAMERICAN HOLDINGS,INC.

                                      INDEX

Part I.   Financial Information..............................................3
   Item 1.   Financial Statements............................................3
                    Balance Sheets...........................................3
                    Statement of Operations..................................4
                    Statement of Changes in Stockholders' Equity.............5
                    Statement of Cash Flows..................................6
                    Notes to Financial Statements............................7
   Item 2 - Management's Discussion and Analysis of Financial Condition
   and Results of Operation..................................................8
Part II.   Other Information.................................................9
   Item 2     Changes in the Rights of the Company's Security Holders........9
Signatures...................................................................9
Exhibit 27..................................................................10

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       BALANCE SHEET - SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                     Assets
   Current asset -
   ---------------
     cash                                                         $   1,191,119

   Other Assets:
   Loan Receivable                                       10,000
   Deposits                                              10,000
   Furniture and Fixtures                                 4,000
   Office Equipment                                       4,186
                                                  -------------
     Total other assets                                                  28,186
                                                                  -------------
   Total Assets                                                   $   1,219,305
                                                                  =============

                      Liabilities and Stockholders' Equity

   Current liabilities:
   Advances payable and accrued expenses                          $      14,193

   Stockholders' Equity:
   Common stock; $.001 par value,
   100,000,000 shares authorized,
   16,059,090 shares issued and outstanding
   as of June 30, 2000                                   16,059
   Additional paid in capital                         1,513,657
   Deficit accumulated during development stage        (324,604)
                                                   ------------
     Total stockholders' equity                                       1,205,112
                                                                  -------------
                                                                  $   1,219,305
                                                                  =============







                  See notes to unaudited financial statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                       For the           For the              For the             For the
                                  nine months ended   nine months ended  three months ended  three months ended  From inception
                                    September 30,       September 30,       September 30,       September 30,    to September 30,
                                        2000              1999                  2000                1999                 2000
                                   -----------------  ----------------   -------------------  ------------------  -----------------
                                       (unaudited)     (unaudited)          (unaudited)          (unaudited)
Revenues                               $         -     $         -         $            -       $            -     $            -

Cost of sales                                    -               -                      -                    -                  -
                                       ------------    ------------        ---------------      ---------------    ---------------
Gross profit                                     -               -                      -                    -                  -
Operating expenses                         319,504               -                135,121                    -            324,604
                                       ------------    ------------        ---------------      ---------------    ---------------
Net loss                               $  (319,504)    $         -         $     (135,121)      $            -     $     (324,604)
                                       ============    ============        ===============      ===============    ===============
Net loss per share, basic and diluted  $     (0.02)    $         -         $        (0.01)      $            -
                                       ============    ============        ===============      ===============
Weighted average common equivalent
 shares outstanding                     14,009,069       3,352,603             16,056,699            3,352,603
                                       ============    ============        ===============      ===============













See notes to unaudited financial statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common Stock         Additional      Accumulated
                                             ------------
                                          Shares      Amount    Paid-in Capital     Deficit         Total
Balance at December 31, 1998              ------      ------    ---------------     -------         -----
(Restated for 400:1 stock split)        2,000,000   $  2,000     $    3,000       $   (5,000)    $        -
                                                                                                                          -
Common stock issued
for cash during November 1999             100,000        100                                            100

Common stock issued for services
rendered during November 1999           9,200,000      9,200                                          9,200

Net loss for the year ended
December 31, 1999                               -          -              -             (100)          (100)
                                      -----------   --------     ----------       ----------     ----------
Balance at December 31, 1999           11,300,000     11,300          3,000           (5,100)         9,200

Common stock issued
for cash during March 2000              1,095,090      1,095        296,450                         297,545

Common stock issued for
services rendered                         350,000        350         94,150                          94,500

Common stock issued
for cash during April 2000                454,000        454        226,546                         227,000

Common stock issued
for cash during May 2000                2,400,000      2,400        697,600                         700,000

Common stock issued
for cash during June 2000                 350,000        350        142,150                         142,500

Common stock issued
for cash during July 2000                 110,000        110         53,761                -         53,871

Net loss for the nine months
ended September 30, 2000 (unaudited)            -          -              -         (319,504)      (319,504)
                                      -----------   --------     ----------       ----------     ----------
Balance at September 30, 2000
         (unaudited)                   16,059,090   $ 16,059     $1,513,657       $ (324,604)    $1,205,112
                                      ===========   ========     ==========       ==========     ==========







See notes to unaudited financial statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                   For the                For the
                                             nine months ended       nine months ended     From inception to
                                              September 30, 2000     September 30, 1999    September 30, 2000
                                             -------------------     ------------------    ------------------
                                                  (Unaudited)             (Unaudited)           (Unaudited)

Net loss                                       $      (319,504)        $            -        $     (324,604)
Items reconciling net loss to cash
  used by operating activities:
Noncash expenses from stock issuances                   94,500                      -                99,600

Changes in operating assets and liabilities:
     Loan  receivable                                  (10,000)                     -               (10,000)
     Deposits                                          (10,000)                     -               (10,000)
     Advances payable and accrued expense                4,193                      -                 4,193
                                               ---------------         --------------        --------------
Net cash used by operating activities                 (240,811)                     -              (240,811)
                                               ---------------         --------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES -
  payments to acqure property and equipment             (8,186)                     -                (8,186)
                                               ---------------         --------------        --------------
Net cash used for investing activities                  (8,186)                     -                (8,186)
                                               ---------------         --------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in loan payable                              10,000                      -                10,000
  Proceeds from sale of common stock, net            1,420,917                      -             1,430,117
                                               ---------------         --------------        --------------
Net cash provided by(used for)financing activities   1,430,917                      -             1,440,117
                                               ---------------         --------------        --------------
Net increase (decrease) in cash                      1,181,919                      -             1,191,119

Cash, beginning of period                                9,200                      -                     -
                                               ---------------         --------------        --------------
Cash, end of period                            $     1,191,119         %            -        $    1,191,119
                                               ===============         ==============        ==============
Supplemental disclosure of non-cash
financing activities:
   Noncash compensation from stock issuances   $        94,500         $            -        $       99,600
                                               ===============         ==============        ==============





See notes to unaudited financial statements.

         Note 1-Basis of Presentation

         The Consolidated condensed interim financial statements include herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. The Company follows the same accounting policies in preparation of interim reports.

         Results of operations for the interim periods are not indicative of annual results.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The Company's current cash assets decreased slightly from $1,286,362 as of June 30, 2000 to $1,191,119 as of September 30, 2000. The Company received cash as a result of the sale of additional shares of Common Stock by the Company. All issuance of shares were made in compliance with all applicable securities laws.

                  Total expenses increased to $319,504 for the nine months ended September 30, 2000. The increase in expenses resulted primarily from professional fees incurred by the Company in its review of businesses for acquisition.

         Although the Company has not yet finalized the acquisition of an on-going business, the Company has executed a Heads of Terms Agreement (Letter of Intent) to acquire 49% of KMK Restaurants, Ltd., a UK company. This transaction is expected to be completed in the first quarter of 2001. In addition, the Company is in discussions for the acquisition of other businesses. Although no agreements have been executed at this time, the Company expects to have these negotiations concluded by the end of the year.

         Presently, the Company has no earnings from operations. The Company will continue to sustain nominal losses until the Company acquires an income generating business. The Company has sufficient working capital to cover its operating costs until an on-going business is acquired.

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

                           PART II. OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.

         (c) During July 2000, the Company issued 110,000 shares of common stock at $.50 per share to two "accredited" investors. The investors are personal friends of the Company's Chief Executive Officer, Mr. Choufani. Each investor is a sophisticated investor and are capable of evaluating the merits and risks of the purchase of the shares. Each investor is not a United States citizen and the shares were not offered to them in the United States. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) and/or Regulation S of the Securities Act of 1933. The shares are deemed to be restricted and the stock certificates have been affixed with the appropriate legend restricting sales and transfers.

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

                                                TRANSAMERICAN HOLDINGS, INC.
                                                Registrant



Date:  November 20, 2000                       /s/ Michael Savage
                                               ---------------------------------
                                               Michael Savage
                                               President