Form 10KSB
period 2000-12-31
TRANSAMERICAN HOLDING INC
filed 2001-04-16
CIK 1108467

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                      ---------------------
                           FORM 10-KSB
                      ---------------------

       Annual Report Pursuant to Section 13 or 15(d) of the
               Securities and Exchange Act of 1934
           for the Fiscal Year ended December 31, 2000.

                      ---------------------

                  Commission File No. 000-29933


                   TRANSAMERICAN HOLDINGS, INC.
       ----------------------------------------------------
          (Name of Small Business Issuer in its Charter)


Nevada,  U.S.A.                                        77-0434471
(State or other Jurisdiction                        (IRS Employer
of Incorporation or Organization)             Identification No.)


 9601 Wilshire Boulevard, Suite 620, Beverly Hills, California 90210
             (Address of principal executive offices)


                          (310) 271-4159
                   (Issuer's telephone number)


      Securities registered under Section 12(b) of the Act:

                               NONE

      Securities registered under Section 12(g) of the Act:

                  $0.001 PAR VALUE COMMON STOCK
                         (Title of Class)


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       YES [X]    NO [ ]


Check here if the disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending December 31, 2000 were $0.

As of the date of this filing, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $17,677,725.

As of the date of this filing, the Company had approximately
16,271,090 shares of Common Stock issued and outstanding.

                   TRANSAMERICAN HOLDINGS, INC.

                           FORM 10-KSB

           for the fiscal year ended December 31, 2000

                        TABLE OF CONTENTS

PART I

Item 1.   Description of Business

Item 2.   Description of Property

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders


PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

Item 7.   Financial Statements

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure


PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

          Signatures

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report on form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends" and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions.

     We wish to caution readers that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors and other matters contained in this annual report generally. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



                              PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

History and Development of the Company.

     TransAmerican Holdings, Inc. (formerly Health Research, Ltd, and herein referred to as "TransAmerican" or the "Company") was incorporated in the State of Nevada on July 22, 1996, to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. TransAmerican's primary objective is to develop, acquire and/or invest in companies operating high-technology and Internet-related businesses and high-growth restaurant / fast food franchises. We plan to leverage the benefits of our status as a publicly-traded holding company (NASD Bulletin Board "TAHI") and the collective knowledge and resources of our strategic investors, executive management and advisors to assist in developing the business strategies, operations and management teams of portfolio companies which we develop, acquire or invest in.

     TransAmerican is presently in the developmental stage and was inactive until November 1999, at which time the current management became involved. On November 15, 1999, the Company changed its name to TransAmerican Holdings, Inc. to better reflect the direction and strategy of our new management team.

     TransAmerican's sole purpose until this time has been to raise capital and to locate and acquire a private on-going business. Although our management has been and continues to expend significant time, effort and resources towards identifying possible business opportunities, TransAmerican may still be defined as a "blank check" company under current regulatory guidelines. Any business combination or transaction will likely result in a significant issuance of TransAmerican shares and substantial dilution to our present shareholders.

     TransAmerican's primary objective is to provide our partner companies with growth capital. However, if necessary, our skilled management team will help guide our partner companies in such areas as sales and marketing, executive recruiting, human resources, finance and technology. We envision creating a collaborative forum where the promotion of opportunities for synergistic business relationships occurs among and between our various partner companies. Persons seeking further information regarding TransAmerican should contact us at our executive offices at 9601 Wilshire Boulevard, Suite 620, Beverly Hills, California 90210, by telephone at (310) 271-4159, by facsimile at
(310) 271-7042 or by e-mail at admin@tahiusa.com.

Business Strategy Overview.

     TransAmerican's strategy is to attract, acquire and integrate partner companies involved in high-technology and Internet-related businesses and high-growth restaurant franchises into a collaborative network and to leverage the Company's collective pool of knowledge and resources brought together by its executive management and partner companies while utilizing TransAmerican's public status to access capital from the public markets in order to fuel the growth of these companies.

     As a result of our public status, TransAmerican will be able to effectuate private placements and undertake public offerings to (i) raise capital for funding the operations of our partner companies; (ii) provide liquidity for our shareholders; and (iii) use our stock as currency in future acquisitions or investment. When appropriate, management will craft and deploy an exit strategy for our partner companies, either through a merger, sale or Initial Public Offering (IPO), to further enhance shareholder value for TransAmerican and our partner companies.

     TransAmerican's goal is to become a significant high-technology, Internet and franchise holding company by developing, acquiring and investing in emerging companies to help them establish a significant presence in major segments of the economy. By focusing on emerging companies, TransAmerican will be able to capitalize on new opportunities and to attract and develop leading partner companies in their early stages of growth. We intend to accomplish these goals by:

     - creating or identifying emerging high-technology, Internet and franchise companies with the potential to become industry leaders;
     - acquiring significant interests in emerging companies and incorporating them into our collaborative network;
     - providing capital in order to fuel the growth of our partner companies;
     - providing strategic guidance and operational support to our partner companies, if needed;
     -    promoting collaboration among our partner companies;
     - crafting and implementing exit strategies for our partner companies to harvest value; and
     - creating an Internet website for our portfolio of partner companies to maximize exposure.


THE PRESENT OPPORTUNITIES

KMK Restaurants Ltd. / Burger King Franchisee

     TransAmerican has executed a Heads of Terms Agreement (Letter of Intent) to acquire a 49% interest in KMK Restaurants Ltd., a U.K. company ("KMK"). KMK is a franchisee of Burger King Corporation (www.BurgerKing.com) and operates ten restaurants in the U.K. As part of Burger King's plan to open 100 new restaurants in the coming year, KMK has been given approval to develop the South West and the West Midlands area of England. TransAmerican and KMK intend to build five new restaurants in each of the next two years and three to four each year thereafter. In addition, KMK is actively seeking to acquire existing operating restaurants from other franchisees.

     KMK is regarded by Burger King and the fast food community as one of the best franchise operators in the system. KMK's various restaurants have achieved high standards and have collected a showcase of awards for their achievements. KMK's directors are now ready to grow and become a key Burger King development partner by growing the business and doubling the number of restaurants to 20 within a period of two years.

     KMK is now in its sixth year of trade and has shown excellent results with impressive sales growth. The turnover now exceeds 6 million Pounds (approximately US$9 million) per annum net with all restaurants operating on a profitable basis. KMK currently employs 50 managers and 300 staff with the entire operation being overseen from its Finchley Head Office.

     Expansion Strategy. As a result of its solid history of growth and the pending partnership with TransAmerican, KMK is now in a position to expand and take a more aggressive stance in terms of its growth. KMK has set a target of acquiring and/or opening 20 new Burger King restaurants within a two-year period, at a minimum. To that end, management envisions various avenues of growth available to KMK.

     - Acquisition of existing restaurants from small independent franchisees that are gradually leaving the brand.

     -    New restaurant development   Identifying new sites and
          building new restaurants (either as drive-throughs or as traditional inline restaurants).

     KMK's directors are presently in advanced negotiations with a large institutional franchisee that is restructuring geographically, to buy the trade and assets of four existing Burger King restaurants located in the South West of England. These restaurants would sit comfortably within KMK's present structure where the operation would be overseen by the existing operational manager based in Cornwall. The proposed acquisition of the four restaurants has a combined net annual turnover of over 2.5 million Pounds (approximately US$3.75 million) and would produce a pre-tax profit of over 250,000 Pounds (approximately US$375,000) based upon current trading performance. KMK management expects that even greater profits would be achieved through the cost savings of bringing the new restaurants into the KMK family. This acquisition will enable KMK to take majority control of the West Country, and, along with the existing five West Country restaurants, will make KMK the largest independent franchisee in the region, thus giving KMK first priority to future developments within this region.

     KMK's directors are also in preliminary negotiations with the owners of another existing West Country restaurant to buy the trade and assets. This restaurant is a flagship restaurant with over 300 seats on three floors and occupies a very strategic location in the town center of Exeter. Although the restaurant will need to undergo extensive remodeling, the existing restaurant generates over 1.2 million Pounds (approximately US$1.8 million) in net annual turnover and produces a pre-tax profit of over 125,000 Pounds (approximately US$187,500), with enormous potential to increase profits through concentrated management and cost savings.

Toastissimo

     TransAmerican is presently in advanced negotiations to acquire the master franchise rights from Toastissimo France (www.Toastissimo.fr) for North America, including the United States and Canada. TransAmerican intends to acquire the rights for both the Toastissimo restaurants and the bakeries. Toastissimo is a widely-successful French fast food concept that appeals to consumers who are not only concerned about the nutritional content of their meals, but also want superior quality food served fast.

     TransAmerican's expansion strategy is to develop and operate Toastissimo units in target upscale markets. Target sites will meet established demographic profiles, and management believes that in-line commercial and strip shopping center sites will best meet the requirements of the Toastissimo format. Initial development will focus on target locations in the Beverly Hills and West Los Angeles areas before expanding to other areas in California. TransAmerican will also establish franchises throughout the United States, starting in high population, cosmopolitan cities such as New York, Boston and Chicago. We expect to establish 75 franchised locations during the initial three-to-five-year period, and also anticipate subsequently expanding the franchises to Canada, Mexico, Asia and the Middle East.

     Business Opportunity. Toastissimo has the opportunity to become a leading chain in the emerging quick-service segment by leveraging the success of the French prototype units into a $60 million business during the next three-to-five-year period. The per unit investment in a Toastissimo restaurant is approximately $150,000. With target annualized unit volumes in the $825,000 to $1.1 million range, this near 6:1 ratio of sales to investment is exceptional by most food-service industry standards. Unit operating economics are projected to provide unit operating margins in the 53.6 percent range after cost of sales (31 percent), labor and management (28 percent), other unit operating costs including depreciation and corporate overhead (13 percent), and on-going marketing (5 percent).

     Proposed Expansion. TransAmerican's expansion of Toastissimo restaurant units will be conducted at a pace that will allow us to maintain Toastissimo's high levels of quality and customer service. Target sites will meet established demographic profiles, and management believes that in-line commercial and strip shopping center sites will best meet the requirements of the Toastissimo format. Toastissimo's site selection strategy is to cluster stores in upscale urban and suburban business/shopping areas and in pedestrian-oriented neighborhoods in each of its target markets in order to realize marketing and operating efficiencies and to build brand awareness. Specific site selection criteria include a 50,000 to 100,000+ population within a 3-5 mile radius, average household incomes of over $50,000 and above-average levels of educational attainment.

     At this time, we anticipate that the initial development will focus on target locations in the Beverly Hills and West Los Angeles areas before expanding to other areas in California. Suitability of the concept for franchise development will be determined once additional TransAmerican-owned units are on-line. Management believes that Toastissimo unit development activities should be divided into four distinct phases to achieve desired growth objectives:

     -    Emerging Chain   Los Angeles Area.  This phase involves
          establishing the first five units in high profile locations in the Greater Los Angeles area. Potential target locations include Beverly Hills, Santa Monica, Westwood, Pasadena and City Walk at Universal Studios. Management believes that this phase will allow the Company to develop and fine-tune a multi-unit infrastructure in preparation for a more extensive unit development program.

     -    Regional Chain   California and the West Coast.  This
          phase includes major development of units in California, stretching from San Diego to San Francisco. Management believes that ten additional Toastissimo units can be developed by Year Two, bringing the total to 15 units. This two-year development program will establish Toastissimo as an emerging regional chain in the quick-service segment.

     - National Franchising. Opportunities to franchise or further develop Company markets will be evaluated during this expansion phase. This phase involves establishing the franchises throughout the United States, starting in high population, cosmopolitan cities such as New York, Boston, and Chicago. During this phase, management expects to establish 75 franchised locations over a three-to-five year period. TransAmerican anticipates that once this level is achieved, the Toastissimo subsidiary can be spun-off as a separate public company, enabling the franchise to grow even further.

     - International Franchising. Opportunities to franchise worldwide will further heighten the exposure of the Toastissimo chain and establish an internationally-recognized brand name. Management anticipates expanding the franchises to Canada, Mexico, Asia and the Middle East.

Spectralight Industries

     TransAmerican has executed a Letter of Intent to acquire an 80% interest in Spectralight Industries, Inc., and its two subsidiaries, Certified Satellite Installers (www.CertifiedSatellite.net) ("CSI") and Certified Electronics (www.CertifiedElectronics.net) ("CE" and collectively "Spectralight"). Spectralight holds dealer licenses for both DIRECTV (www.DIRECTV.com) and Echostar Communications (www.dsshome.com), the two primary digital satellite providers. Spectralight's installation arm, CSI, was among the top installers of digital satellite systems in the State of California in the year 2000, and its retail arm, CE, was recently ranked number 73 among all retailers in the United States. CSI currently holds installation contracts with several prominent nationwide companies, including DigiVision (national accounts include Best Buy, Circuit City, Radio Shack, Sears and Prime TV), Digitron (national accounts include Wal-Mart, K-Mart and Costco) and Metron North America (most other retailers). Spectralight has signed contracts with several local sports franchises for installations of more than 13,600 units over the next six to nine months. In addition, Spectralight has a letter of interest from a reputable national retailer for the purchase and installation of between 75,000 to 100,000 units in 2001. With TransAmerican's collaboration and capital infusion, Spectralight management anticipates sales and installations to exceed 200,000 units in 2001.

     TransAmerican's acquisition of Spectralight will allow the business to expand at a rapid pace, fulfilling installation contracts already held by Spectralight and allowing Spectralight to expand its presence nationally by competing for national contracts and acquiring its smaller, less-efficient competitors. In addition, TransAmerican's acquisition of Spectralight would allow the company to focus on increasing its online retail presence, thereby minimizing the need for a brick-and-mortar retail outlet.

Newscanner Ltd.

     TransAmerican has entered into an exclusive Distribution Agreement with Newscanner Ltd. (www.Newscanner.net) to distribute "The Eyeball" throughout the Middle East, the Arabian Gulf and North Africa. The Eyeball is a new, versatile 360 degree electronic display that can be positioned on a wall, suspended from a ceiling or placed on top of a partition, crossbeam or column. TransAmerican will market The Eyeball primarily for:

     - Information / Live Data Feeds. Large amounts of timely information can be displayed at reading speeds in train stations, airports, bus terminals, reception areas, hotel lobbies, schools, theme and amusement parks, sports arenas, libraries and any other public place. The Eyeball can be remotely contacted by modem, allowing corporate or regional headquarters to send information to selected Eyeball units. In addition, live feeds can be arranged from various reporting agencies providing local, regional, national and global news; financial news; sports scores; and other areas of interest.

     - Security Systems. An optional high-resolution video camera can be enclosed in the Eyeball unit to provide surveillance capability for crime deterrence and other security applications. The video feed can be sent back to a specified control center where networked or single units can send coded messages to quickly deploy security personnel to problem areas.

     The Eyeball's three-inch high letters can read clearly up to 60 feet away and from every direction, making the potential uses for the system limitless. TransAmerican also intends to distribute a multi-lingual version of The Eyeball in the future.


THE FUTURE OPPORTUNITIES

     The substantial growth in the Internet has created tremendous market opportunities for young Internet companies. Forrester Research estimates that the worldwide e-commerce market, defined as the business-to-business and business-to-consumer trade of hard goods over the Internet, will grow to more than $3.2 trillion by 2003. Within this nascent market, there exist Internet companies with significant potential to become market leaders. These "emerging" Internet companies have great ideas, talented employees and offer quality products or services but lack the strategic guidance, human resources and capital necessary to catapult them to the next level of growth and establish themselves as recognized leaders in their respective markets. TransAmerican seeks opportunities in emerging Internet companies which operate within segments that will have staying power in the volatile Internet markets.

Market Opportunities for Emerging Internet Companies

     TransAmerican believes that there are significant opportunities for companies that can assist traditional businesses in using the Internet to create more efficient markets. TransAmerican will focus on emerging companies which operate in three segments of the Internet industry:

     - E-Commerce. E-commerce is defined as the organization of information and the processing of business transactions over the Internet (intra-nets and extra-nets). The transactions can be of any type, including those between customers and sellers, employers and employees or organizations and their members. E-commerce can extend existing business models or enable entirely new ones. TransAmerican seeks opportunities which include business-to-consumer interaction, content aggregation and management, emerging technology areas such as intelligent agent-based searching and tasking and Internet professional services.

     - Enterprise Applications. Enterprise applications are software solutions that integrate key operational aspects of entire organizations. TransAmerican seeks opportunities that provide novel front office enterprise applications, professional services to integrate, implement and support enterprise applications, and the hosting of enterprise applications.

     - Network Infrastructure. Network infrastructure products and services include computing and communications tools that enable companies to deploy e-commerce and enterprise applications. Many companies do not have the infrastructures in place to support leading edge e-commerce and enterprise applications. TransAmerican seeks opportunities which include network security products and services, companies that service the ISP market, telecommunications services that enable e-commerce, products that optimize customers' existing investments in e-commerce and enterprise applications, and infrastructure management solutions.


RISK FACTORS

     TransAmerican's business is subject to certain risk factors, including the following:

     - the Company's Lack of Operating History Will Result in Continued Losses until a Business Combination Can Be Completed. The Company has had no operating history nor any revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues, at least until the consummation of a business combination, which will result in the Company continuing to incur a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and/or consummate such a business combination.

     - the Company's Success Is Dependent upon the Management of a Business to Be Acquired. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. When the Company completes a business combination, the success of the acquired company's operations will be dependent upon management of the acquired company and numerous other factors.

     - We Rely on Our Management Team and Employees. Our success will depend to a large degree upon the efforts of our management, finance, marketing and technology personnel. Our success will also depend on our ability to attract and retain additional qualified management, finance, marketing and technology personnel. Hiring employees with the combination of skills and attributes required to carry out our expansion strategy is extremely competitive. We do not have "key person" life insurance policies upon any of our of our officers or other personnel. The loss of the services of key personnel together with an inability to attract qualified replacements could adversely affect prospective growth.

     - There Is Strong Competition for Business Opportunities. The Company is and will continue to be a participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established entities, including venture capital firms, are also active in mergers and acquisitions of companies and such entities may have greater financial resources, technical expertise and managerial capabilities and, consequently, the Company will be at a competitive disadvantage. The Company will also compete in seeking merger or acquisition candidates with other small public companies.

     - If the Company Were to Be Classified as an Investment Company, Regulatory and Compliance Costs Will Be Significantly Greater. Although the Company is subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940.
          In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

     - A Policy of No Change in Control and Management May Limit Business Opportunities. A business combination involving the issuance of the Company's Common Stock will result in shareholders of a private company obtaining an interest in the Company. The Company, however, does not expect to enter into any business combination which would require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, resign as members of the Board of Directors of the Company, or otherwise result in change in control of the Company. This policy may limit the number of business opportunities the Company will consider.

     - A Reduction of Percentage Share Ownership May Result Following a Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which may result in the Company issuing securities to shareholders of any private company. The Company does not contemplate the issuance of previously authorized and unissued Common Stock of the Company which would result in reduction in percentage of shares owned by present and prospective shareholders of the Company that may result in a change in control or management of the Company.

     - Requirement of Audited Financial Statements May Disqualify Some Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

     - A Limited Trading Market May Adversely Affect the Company's Ability to Complete Acquisitions. There is a limited trading market for the Company's Common Stock at the present time. There can be no assurance that an active trading market will develop. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company due to such liquidity concerns.


ITEM 2.   DESCRIPTION OF PROPERTY.

     TransAmerican maintains its principle executive offices at 9601 Wilshire Boulevard, Suite 620, Beverly Hills, California 90210, which we utilize as our main corporate business office. Our lease is for a term of four (4) years, commencing on July 1, 2000, with an annual rental rate of $101,640. The space consists of approximately 3,080 square feet, which is, in the opinion of management, adequate for the Company's needs for the foreseeable future. The office is covered by insurance on the premises and its contents under a policy issued by Farmer's Insurance Company.


ITEM 3.   LEGAL PROCEEDINGS.

     There are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders in the final quarter of the fiscal year covered by this report.



                             PART II


ITEM 5.   MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     (a)  Market Information.

     Our Common Stock is presently listed and traded on the National Association of Securities Dealers' Over-The-Counter Bulletin Board under the symbol "TAHI". However, there is currently no "established trading market" for the Company's Common Stock, and no assurance can be given that any current market for the Company's Common Stock will continue to develop or be maintained. For any market that develops for the Company's Common Stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management, or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning the Company; limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale of Form 144.

     As of the date of this filing, TransAmerican has approximately 65 shareholders of record holding 16,271,090 shares of Common Stock.

     The table below reflects the high and low "bid" and "ask" quotations for the Company's Common Stock for each of the calendar years covered by this report. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


   2000              HIGH                LOW
-----------         ------              ------
1st Quarter                    N/A
2nd Quarter         2.56                0.13
3rd Quarter         2.50                1.875
4th Quarter         2.50                1.25


   2001              HIGH                LOW
-----------         ------              ------
1st Quarter         2.50                0.51


     (b)  Other.

     TransAmerican securities will be considered low-priced or "designated" securities under rules promulgated under the Securities and Exchange Act of 1934. Penny Stock Regulation and Broker-Dealer practices in connection with transactions in "Penny Stocks" are regulated by certain rules adopted by the Securities and Exchange Commission. Rule 15g-9 under the Exchange Act establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Therefore, the Company's stock will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

     For initial listing on the NASDAQ SmallCap Market, a company must have net tangible assets of $4 million; or a market capitalization of $50 million; or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000; a public float of 1,000,000 shares with a market value of $5 million; a minimum bid price of $4.00; and three market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

     For continued listing on the NASDAQ SmallCap Market, a company must have net tangible assets of $2 million; or a market capitalization of $35 million; or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000; a public float of 500,000 shares with a market value of $1 million; a minimum bid price of $1.00; and two market makers. In addition, there must be 300 shareholders holding 100 shares or more.

     Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on Nasdaq or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such event, trading, if any, in the Company's securities may then continue in the non-Nasdaq over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

     (c)  Dividends.

     The payment of dividends is within the discretion of the TransAmerican Board of Directors. We currently intend to retain all earnings, if any, in the foreseeable future for use in the development of our business. We have not paid cash dividends since inception. We do not anticipate that any dividends will be paid in the foreseeable future, and there can be no assurance that dividends can or will ever be paid. Declaration of Common Stock dividends will remain within the discretion of our Board of Directors and will depend upon TransAmerican's growth, profitability, financial condition, general business conditions and other relevant factors.

     (d)  Reports to Shareholders.

     TransAmerican intends to furnish our shareholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law. We are required to comply with periodic reporting, proxy solicitation and certain other requirements by the Securities Exchange Act of 1934.

     (e)  Transfer Agent.

     The Transfer Agent for TransAmerican Common Stock is
Manhattan Transfer Registrar Co., 58 Dorchester Road, Lake
Ronkonkoma, New York 11779.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Management's Discussion and Analysis.

     TransAmerican's current cash assets increased from $9,200 at December 31, 1999, to $1,055,397 at December 31, 2000. We
received cash as a result of the sale of additional shares of our Common Stock. All share sales and issuances were made in compliance with all applicable federal and state securities laws.

     Total expenses increased to $323,487 for the year ended December 31, 2000. The increase in expenses resulted primarily from professional fees incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates.

     Although TransAmerican has not yet finalized the acquisition of an on-going business, we have executed several letters of intent and are in advanced negotiations with various domestic and international entities. The letters of intent and negotiations are with going businesses in varied sectors of the market. (See
Part I, Item 1, Description of Business). We expect to conclude at least one of these acquisitions in the second quarter of 2001.

     Presently, TransAmerican has no earnings from operations, and we will continue to sustain nominal losses until we acquire an income-generating business. We have sufficient working capital to cover our operating costs until we conclude an acquisition of an on-going business.

Plan of Operation.

     TransAmerican intends to seek and acquire assets or shares of an entity actively engaged in a business that generates revenues in exchange for our securities. We have identified potential business opportunities and have entered into discussions and signed Letters of Intent with several companies. However, we have not yet entered into any definitive agreements or understandings as of the date of this filing.

General Business Plan

     TransAmerican's purpose is to seek and acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the advantages of an Issuer who has complied with the 1934 Act. In our search for a business opportunity, we will not restrict our selection to any specific business, industry, or geographic region and we may participate in a business venture of any kind or nature. This discussion of the proposed business is purposefully general and is not meant to restrict our unlimited discretion to search for and enter into potential business opportunities.

     Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors.

     Management believes that TransAmerican will be able to offer owners of acquisition candidates the opportunity to acquire an interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunity will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing and filing required reports on Form 8-K, 10-QSB and 10-KSB, agreements and related reports and documents. The 1934 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the filings relevant to complying with the 1934 Act.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities, which may be brought to our attention through present associations with the Company's officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. TransAmerican management expects to meet personally with management and key personnel of the business opportunity as part of our investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Of Opportunities

     In implementing a structure for a particular business acquisition, TransAmerican may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Any terms of sale of the shares presently held by officers and/or directors of TransAmerican will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, TransAmerican may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition. The issuance of substantial additional securities and their potential sale into a trading market which may develop in TransAmerican's securities may have a depressive effect on the value of our securities in the future.

     As part of TransAmerican's investigation, officers and directors of the Company will meet personally with management and key personnel, will visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other investigative measures as the Company's management may deem necessary. The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with management of the target company are expected to focus on the percentage of TransAmerican which the target company shareholders would acquire in exchange for all of their shareholdings in the target company depending upon, among other things, the target company's assets and liabilities. The percentage ownership may be subject to reduction in the event that we acquire a target company with substantial assets. Any merger or acquisition effected by TransAmerican is expected to have a dilutive effect on the percentage of shares held by TransAmerican's then shareholders.

     TransAmerican will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Generally, such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as TransAmerican's audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be rescinded, at the discretion of TransAmerican. If such transaction is rescinded, the agreement will also contain a provision providing for the acquisition entity to reimburse TransAmerican for all costs associated with the proposed transaction.

     To assist in the acquisition of a business opportunity, the Company may retain outside consultants, attorneys or accountants as we deem appropriate. We will retain the services of these consultants, attorneys and accountants from time to time on an "as needed" basis. At this time, there is no prior arrangement or understanding regarding the engagement of any particular consultant for future services.

Investment Company Act Of 1940

     Although TransAmerican is subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as TransAmerican will not be engaged in the business of investing or trading in securities. In the event that TransAmerican engages in business combinations which result in the Company holding passive investment interests in a number of entities, TransAmerican could be subject to regulation under the Investment Company Act of 1940. In such event, TransAmerican would be required to register as an investment company and could incur significant registration and compliance costs. TransAmerican has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject TransAmerican to material adverse consequences. TransAmerican's Board of Directors unanimously approved a resolution stating that it is the Company's desire to be exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.

The Securities Enforcement and Penny Stock Reform Act of 1990

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has
(i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with that market.


Changes in Securities.

     Between March 2000 and July 2000, TransAmerican completed private placements whereby we sold 4,544,090 restricted shares of the Company's Common Stock to approximately 21 investors. Except for 350,000 shares issued in March 2000 for services rendered, each of the shares of stock were sold for cash. All of the investors are residents of foreign countries, and the shares were purchased for investment purposes. The shares were sold pursuant to a Regulation S exemption from registration. All of the stock certificates have been affixed with the appropriate legend restricting sales and transfers.

     There were no underwriters, brokers or dealers involved in connection with the sale and issuance of any of the TransAmerican securities.

     All of the shareholders had a pre-existing personal or business relationship with TransAmerican or one of our officers or directors. By reason of their business experience, each has been involved financially and by virtue of a time commitment in business projects with the officers of the Company. Further, each of the shareholders has established a pre-existing personal relationship with an officer or director of TransAmerican.

(d)  Exemption from Registration Relied Upon

     Each of the above transactions was deemed by TransAmerican to be exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 145 (17 CFR Section 230.145) as a transaction not involving any public offering. Except as noted herein, no compensation or commissions were paid to any person in connection with the issuance of the shares, and no underwriter, broker or dealer participated in such sales. Each issuee in the transactions described above made a written representation to TransAmerican that he was acquiring the Company's stock for investment purposes and not with a view to the resale or redistribution thereof. Each stock certificate issued contains a restrictive legend.


Forward Looking Information.

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1955 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.

     Forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this Annual Report. The statements, and "Part II, Item 6, Management's Discussion and Analysis or Plan of Operation", describe certain factors, among others, which could contribute to or cause such differences.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


ITEM 7.   FINANCIAL STATEMENTS.

     The following financial statements are attached to this report and filed as a part hereof:

     1)   Audited Consolidated Financial Statements as of
          December 31, 2000

     2)   Audited Consolidated Financial Statements as of
          December 31, 1999, 1998 and 1997

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                      FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 2000




                             CONTENTS

                                                       Page

Independent Auditors' Report                           1

Financial Statements:
  Balance Sheet                                        2
  Statement of Operations                              3
  Statement of Stockholders' Equity                    4
  Statement of Cash Flows                              5
  Notes to Financial Statements                        6-10

                   INDEPENDENT AUDITORS' REPORT



Board of Directors
TransAmerican Holdings, Inc.
Beverly Hills, California


We have audited the accompanying balance sheet of TransAmerican Holdings, Inc. (a development stage enterprise) as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransAmerican Holdings, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.



STONEFIELD JOSEPHSON, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 28, 2001

                               TRANSAMERICAN HOLDINGS, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)

                             BALANCE SHEET - DECEMBER 31, 2000


                                          ASSETS

Current assets:
  Cash                                                  $   924,732
  Certificate of deposit                                    100,000
  Notes receivable                                           60,000
  Note receivable, related party                             15,000
                                                        -----------

          Total current assets                                      $ 1,099,732

Property and equipment, net of
  accumulated depreciation and amortization                               9,025

Cash - restricted                                                        30,665
                                                                    -----------

                                                                    $ 1,139,422
                                                                    ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                 $    18,846
  10% note payable, officer, due June 18, 2001               10,000
                                                        -----------

          Total current liabilities                                 $    28,846

Stockholders' equity:
  Common stock; $.001 par value, 100,000,000
   shares authorized, 16,271,090 shares
   issued and outstanding                               $    16,271
  Subscription receivable                                   (33,750)
  Additional paid-in capital                              1,453,147
  Deficit accumulated during development stage             (325,092)
                                                        -----------

          Total stockholders' equity                                  1,110,576
                                                                    -----------

                                                                    $ 1,139,422
                                                                    ===========


See accompanying notes to financial statements.


                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                 STATEMENT OF OPERATIONS

                              YEAR ENDED DECEMBER 31, 2000


                                                                 From inception on
                                             Year ended          July 22, 1996 to
                                         December 31, 2000       December 31, 2000
                                         -----------------       -----------------
Net revenues                                $          -          $           -

Cost of sales                                          -                      -
                                            ------------          -------------
Gross profit                                           -                      -

General and administrative expenses              319,992                325,092
                                            ------------          -------------

Net loss                                    $   (319,992)         $    (325,092)
                                            ============          =============

Net loss per share, basic and diluted       $       (.02)         $        (.02)
                                            ============          =============

Weighted average number of shares
  outstanding, basic and diluted              14,538,989             14,538,989
                                            ============          =============



See accompanying notes to financial statements.



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF STOCKHOLDERS' EQUITY

                              YEAR ENDED DECEMBER 31, 2000



                                                                           Deficit
                                                                           accumulated    Total
                        Common stock         Additional                    during         stock-
                    ----------------------    paid-in       Subscription   development   holders'
                    Shares       Amount       capital        receivable    stage          equity
                    ----------------------------------------------------------------------------------

Balance at
 January 1, 2000    11,300,000   $ 11,300    $   3,000      $              $   (5,100)    $     9,200

Issuance of common stock
 for cash during
 March 2000          1,445,090      1,445      296,100                                        297,545

Issuance of common stock
 for cash during
 April 2000            230,000        230      114,770                                        115,000

Issuance of common stock
 for cash during
 May 2000            1,918,000      1,918      670,790                                        672,708

Issuance of common stock
 for cash during
 June 2000             913,000        913      142,150                                        143,063

Issuance of common stock
 for cash during
 July 2000             465,000        465      226,337           (33,750)                     193,052

Net loss for
 the year ended
 December 31, 2000                                                           (319,992)       (319,992)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 December 31, 2000  16,271,090   $ 16,271  $ 1,453,147         $ (33,750)   $(325,092)    $ 1,110,576
                    ==========   ========  ===========         =========    =========     ===========


See accompanying notes to financial statements.


                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                 STATEMENT OF CASH FLOWS

                              YEAR ENDED DECEMBER 31, 2000

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                            From inception on
                                             Year ended     July 22, 1996 to
                                         December 31, 2000  December 31, 1999
                                         -----------------  -----------------

Cash flows provided by (used for)
operating activities:
  Net loss                               $       (319,992)  $    (325,092)

  Adjustments to reconcile net loss
    to net cash provided by (used for)
    operating activities -
      depreciation and amortization                 1,003           1,003

  Changes in assets and liabilities:

    (Increase) decrease in liabilities -
      accounts payable and accrued expenses        18,294          18,294
                                              -----------     -----------

          Net cash used for
          operating activities                   (300,143)       (305,243)
                                              -----------     -----------

Cash flows used for investing activities -
  Note receivable                                 (60,000)        (60,000)
  Note receivable, related party                  (15,000)        (15,000)
  Restricted cash                                 (30,665)        (30,665)
  Payments to acquire property
   and equipment                                  (10,028)        (10,028)
                                              -----------     -----------

          Net cash used for
          investing activities                   (115,693)       (115,693)
                                              -----------     -----------


Cash flows provided by financing activities:
  Proceeds from note payable, officer              10,000          10,000
  Proceeds from sale of common stock            1,421,368       1,435,668
                                              -----------     -----------

          Net cash provided by
          financing activities                  1,431,368       1,445,668
                                              -----------     -----------

Net increase in cash                            1,015,532       1,024,732
Cash and cash equivalents, beginning of year        9,200               -
                                              -----------     -----------

Cash and cash equivalents, end of year        $ 1,024,732     $ 1,024,732
                                              ===========     ===========

Supplemental disclosure of
 cash flow information:
  Interest paid                               $         0     $         0
                                              ===========     ===========
  Income taxes paid                           $         0     $         0
                                              ===========     ===========


See accompanying notes to financial statements.


                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 2000




(1)  Summary of Significant Accounting Policies:

     General:

          TransAmerican Holdings, Inc. (the "Company"), formerly
          Health Research, Ltd., was incorporated under the laws of the state of Nevada on July 22, 1996, and is conducting its operations in California.

     Business Activity:

          The Company has been in development stage and was inactive until November 1999, at which time current management became involved. On November 15, 1999, the Company changed its name to TransAmerican Holdings, Inc. The sole purpose of the Company at this time is to raise capital and to locate and acquire a private on-going business.

     Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value:

          Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

     Cash:

          Equivalents
          -----------
          For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

          Concentration
          -------------
          The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.
          The Company has not experienced any losses in such accounts.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2000




(1)  Summary of Significant Accounting Policies, Continued:

     Property and Equipment:

          Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, whereas, additions, renewals, and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

     Comprehensive Income:

          The Company does not have other comprehensive income.
          Comprehensive loss consists of net loss from operations.

     Income Taxes:

          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which adopts the asset and liability approach to measurement of temporary differences between financial reporting and income tax return reporting. The principal temporary difference is the net operating loss carryforward of approximately $325,000 at December 31, 2000. A deferred asset has been provided and completely offset by a valuation allowance, because its utilization does not appear to be reasonably assured. Federal net operating loss carryforwards expire on December 31, 2019 and California state net operating loss carryforwards expire on December 31, 2004.

     Development Stage Enterprise:

          The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business.
          All losses accumulated since inception of TransAmerican Holdings (Note 1) have been considered as part of the Company's development stage activities.

     Net Loss Per Share:

          The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. Net loss per share has been computed using the weighted average number of shares outstanding. As of December 31, 2000, the Company had no dilutive common stock such as stock options.

     New Accounting Pronouncements:

          In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The adoption by the Company in the application of the Staff Accounting Bulletin to the Company's financial statements did not have a material change in the amount of revenues the Company ultimately realized.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2000




(1)  Summary of Significant Accounting Policies, Continued:

     New Accounting Pronouncements, Continued:

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2001. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not believe it participates in such activities.


(2)  Restricted Cash:

     Funds are restricted as collateral to a sublease agreement with the Company's landlord.


(3)  Notes Receivable:

     A summary is as follows:

     Note receivable, ToySyndicate.com, Inc., secured by all
     assets of the debtor, and personal guarantees of the
     debtor's principal shareholders, payable in monthly
     installments of $417, including interest at 10%, with
     remaining balance including accrued interest due on
     March 12, 2001.                                            50,000


     Note receivable, KMK Restaurants Ltd., unsecured and
     bears interest at 10%, due May 31, 2001.                   10,000
                                                           ------
                                                           60,000
                                                           ======

(4)  Related Party Transactions:

     The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face conflict in selecting between the Company and their business interests. The Company has not formulated a policy for the resolution of such conflicts.

     Note receivable, related party, is secured by cash and equity on deposit at payor's brokerage account, payable in one single payment including interest at 12%, on July 3, 2001.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2000




(5)  Property and Equipment:

     Property and equipment is comprised of the following:

          Furniture and fixtures             $    5,064
          Office equipment                        4,964
                                             ----------
                                                 10,028
          Less accumulated depreciation
           and amortization                       1,003
                                             ----------

                                             $    9,025
                                             ==========


Depreciation and amortization expense for the year ended December
31, 2000 amounted to $1,003.


(6)  Stockholders' Equity:

     The Company has no preferred stock.

     In July 1996, the Company issued 5,000 shares of its no par value common stock in consideration of $5,000 in cash.

     In January 1999, the state of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares with no par value to 100,000,000 common shares with $.001 par value stock.

     In October 1999, the Company had a forward stock split of 400:1 thus increasing the outstanding common stock of the corporation from 5,000 common shares to 2,000,000 common shares.

     In November 1999, the Company issued 100,000 of its $.001 par value common stock for $100 in services.

     In November 1999, the Company issued 9,200,000 of its $.001 par value common stock for $9,200 in cash.

     In November 1999, the Company changed its name from Health
     Research, Ltd., to TransAmerican Holdings, Inc.

     In March 2000, the Company commenced a private placement of 1,095,090 shares of the Company's common stock at a purchase price ranging from $0.25 to $.50 per share. The Private Placement was exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Private Placement were restricted securities defined in Rule 144. An additional 350,000 shares of the Company's common stock were issued to the outside consultant for the services rendered in connection with this private placement. The offering generated net proceeds of $297,545.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2000



(6)  Stockholders' Equity, Continued:

     In April 2000, the Company issued 230,000 shares of its $.001 par value common stock for $115,000 in cash.

     In May 2000, the Company issued 1,918,000 shares of its $.001 par value common stock for $672,708 in cash.

     In June 2000, the Company issued 913,000 shares of its $.001 par value common stock for $143,063 in cash.

     In July 2000, the Company issued 465,000 shares of its $.001 par value common stock for $193,052 in cash.


(7)  Commitments:

     The Company leases the facility used for its operations under a lease agreement expiring in June 2004. The following is a schedule by years of future minimum rental payments require under operating leases that have non-cancelable lease terms in excess of one year:

          Year ending December 31,
              2001                      $    101,640
              2002                           101,640
              2003                           101,640
              2004                            50,820
                                        ------------
                                        $    355,740
                                        ============

     Rent expense for the year ended December 31, 2000 amounted to $71,090.

                   TRANSAMERICAN HOLDINGS, INC.
                 (Formerly Health Research, Ltd.)
                  (A Development Stage Company)


                       FINANCIAL STATEMENTS

                        December 31, 1999
                        December 31, 1998
                        December 31, 1997



                        TABLE OF CONTENTS


                                                       PAGE #
                                                            F-

         INDEPENDENT AUDITORS' REPORT                        1

         ASSETS                                              2

         LIABILITIES AND STOCKHOLDERS' EQUITY                3

         STATEMENT OF OPERATIONS                             4

         STATEMENT OF STOCKHOLDERS' EQUITY                   5

         STATEMENT OF CASH FLOWS                             6

         NOTES TO FINANCIAL STATEMENTS                      7-11

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
February 28, 2000
TRANSAMERICAN HOLDINGS, INC.
Beverly Hills, California

     I have audited the accompanying Balance Sheets TRANSAMERICAN HOLDINGS, INC., (Formerly Health Research, Ltd.), (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRANSAMERICAN HOLDINGS, INC., (Formerly Health Research, Ltd.), (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the results of its operations and cash flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #6 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #6. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414


                               TRANSAMERICAN HOLDINGS, INC.
                             (Formerly Health Research, Ltd.)
                               (A Development Stage Company)



                                  BALANCE SHEET


                                     ASSETS


                                        December 31,       December 31,     December 31,
                                            1999              1998              1997
                                       ----------------  ---------------  ----------------

CURRENT ASSETS
     CASH                              $          9,200  $             0  $              0
                                       ----------------  ---------------  ----------------

     TOTAL CURRENT ASSETS              $          9,200  $             0  $              0
                                       ----------------  ---------------  ----------------

OTHER ASSETS                           $              0  $             0  $              0
                                       ----------------  ---------------  ----------------

     TOTAL OTHER ASSETS                $              0  $             0  $              0
                                       ----------------  ---------------  ----------------

TOTAL ASSETS                           $          9,200  $             0  $              0
                                       ================  ===============  ================




The accompanying notes are an integral part of these financial statements.


                               TRANSAMERICAN HOLDINGS, INC.
                             (Formerly Health Research, Ltd.)
                               (A Development Stage Company)


                                       BALANCE SHEET

                           LIABILITIES AND STOCKHOLDERS' EQUITY



                                         December 31,     December 31,     December 31,
                                             1999            1998              1997

CURRENT LIABILITIES
     Advances Payable (Note #5)        $          3,600  $         3,025  $          1,750
                                       ----------------  ---------------  ----------------

     TOTAL CURRENT LIABILITIES         $          3,600  $         3,025  $          1,750
                                       ----------------  ---------------  ----------------

STOCKHOLDERS' EQUITY (Note #4)

     Common stock, $1.00 par value
     Authorized 25,000 shares
     Issued and outstanding at
     December 31, 1997 -5,000 shs                                         $          5,000
     December 31, 1998 -5,000 shs                        $         5,000

     Common stock, $.001 par value
     Authorized 100,000,000 shares
     Issued and outstanding at
     December 31, 1998 -11,300,000     $         11,300

     Additional Paid-In Capital                   3,000                0                 0

     Deficit accumulated during
     The development stage                       -5,100           -5,000            -5,000

TOTAL STOCKHOLDERS' EQUITY             $         -9,200  $        -3,025  $              0
                                       ----------------  ---------------  ----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $          9,200  $             0  $              0
                                       ================  ===============  ================


The accompanying notes are an integral part of these financial statements.


                               TRANSAMERICAN HOLDINGS, INC.
                             (Formerly Health Research, Ltd.)
                               (A Development Stage Company)


                                  STATEMENT OF OPERATIONS




                           Year              Year              Year         July 22,1996
                          Ended             Ended             Ended         (Inception)
                         Dec. 31,          Dec. 31,          Dec. 31,        to Dec. 31,
                           1999              1998              1997             1999
                      ---------------  ----------------  ---------------  ----------------

INCOME
Revenue               $             0  $              0  $            0   $              0
                      ---------------  ----------------  ---------------  ----------------

EXPENSES
General, Selling and
Administrative        $           100  $              0  $             0  $          5,100
                      ---------------  ----------------  ---------------  ----------------


TOTAL EXPENSES        $           100  $              0  $             0  $          5,100
                      ---------------  ----------------  ---------------  ----------------


NET PROFIT/LOSS (-)   $          -100  $              0  $             0  $         -5,100
                      ===============  ================  ===============  ================

Net Profit/Loss(-)
per weighted share
(Note #1)             $           NIL  $            NIL  $           NIL  $         -.0015
                      ---------------  ----------------  ---------------  ----------------

Weighted average
Number of common
shares outstanding          2,392,448         2,000,000        2,000,000         3,352,603
                      ---------------  ----------------  ---------------  ----------------


The accompanying notes are an integral part of these financial statements.


                               TRANSAMERICAN HOLDINGS, INC.
                             (Formerly Health Research, Ltd.)
                               (A Development Stage Company)


                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                            Additional        Accumu-
                          Common             Stock           paid-in           lated
                          Shares            Amount           Capital          Deficit
                      ---------------  ----------------  ---------------  ----------------

Balance,
December 31, 1996               5,000  $          5,000  $             0  $         -5,000

Net loss year ended
December 31, 1997                                                                        0
                      ---------------  ----------------  ---------------  ----------------

Balance,
December 31, 1997               5,000  $          5,000  $             0  $         -5,000

Net loss year ended
December 31, 1998                                                                        0
                      ---------------  ----------------  ---------------  ----------------

Balance,
December 31, 1998               5,000  $          5,000  $             0  $         -5,000

January 25, 1999
Changed par value
From $1.00 to $.001                              -4,995           +4,995

October 30, 1999
Forward stock split
400:1                       1,995,000            +1,995           -1,995

November 1, 1999
Issued common stock
For services                  100,000              +100

November 9, 1999
Issued common stock
for cash                    9,200,000            +9,200

Net loss year ended
December 31, 1999                                                                     -100
                      ---------------   ---------------   --------------   ---------------

Balance,
December 31, 1999          11,300,000  $         11,300  $         3,000  $         -5,100
                      ---------------   ---------------   --------------   ---------------

The accompanying notes are an integral part of these financial statements.



                               TRANSAMERICAN HOLDINGS, INC.
                             (Formerly Health Research, Ltd.)
                               (A Development Stage Company)


                                  STATEMENT OF CASH FLOWS

                            Year              Year              Year         July 22,1996
                           Ended             Ended             Ended         (Inception)
                          Dec. 31,          Dec. 31,          Dec. 31,        to Dec. 31,
                           1999              1998              1997             1999
                      ---------------  ----------------  ---------------  ----------------
Cash Flows from
Operating Activities

     Net Loss         $          -100  $              0  $             0  $         -5,100

     Adjustment to
     Reconcile net loss
     To net cash provided
     by operating
     Activities
     Issue common stock
     For services                +100                 0                0            +5,100

Changes in assets and
Liabilities                         0                 0                0                 0

     Increase in current
     Liabilities                    0                 0                0                 0
                      ---------------  ----------------  ---------------  ----------------

Net cash used in
Operating activities  $             0  $              0  $             0  $              0

Cash Flows from
Investing Activities                0                 0                0                 0

Cash Flows from
Financing Activities

     Issuance of Common
     Stock for Cash            +9,200                 0                0            +9,200
                      ---------------  ----------------  ---------------  ----------------

Net Increase
 (decrease)           $         9,200  $              0  $             0  $          9,200

Cash,
Beginning of period                 0                 0                0                 0
                      ---------------  ----------------  ---------------  ----------------

Cash, End of Period   $         9,200  $              0  $             0  $          9,200
                      ---------------  ----------------  ---------------  ----------------


The accompanying notes are an integral part of these financial statements.


                   TRANSAMERICAN HOLDINGS, INC.
                 (Formerly Health Research, Ltd.)
                  (A Development Stage Company)


                  NOTES TO FINANCIAL STATEMENTS

   December 31, 1999, December 31, 1998, and December 31, 1997


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

     Cash and equivalents

     The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.
There are no cash equivalents as of December 31, 1999.

                   TRANSAMERICAN HOLDINGS, INC.
                 (Formerly Health Research, Ltd.)
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

   December 31, 1999, December 31, 1998, and December 31, 1997


     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

     Loss Per Share

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 1999, the Company had no dilutive common stock equivalents such as stock options.

     Year End

     The Company has selected December 31st as its year-end.

                   TRANSAMERICAN HOLDINGS, INC.
                 (Formerly Health Research, Ltd.)
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

   December 31, 1999, December 31, 1998, and December 31, 1997


     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

     Year 2000 Disclosure

     Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year
2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

     The company's potential software suppliers have verified that they will provide only certified "Year 2000" compatible software for all of the company's computing requirements.

     Because the company's products and services are sold to the general public with no major customers, the company believes that the "Year 2000" issue will not pose significant operational problems and will not materially affect future financial results.

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the period ended December 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999 is as follows:

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

   December 31, 1999, December 31, 1999, and December 31, 1997

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

                   TRANSAMERICAN HOLDINGS, INC.
                 (Formerly Health Research, Ltd.)
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (Continued)

   December 31, 1999, December 31, 1998, and December 31, 1997


NOTE 5 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional share of common or preferred stock.


NOTE 6 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

NOTE 7 - RELATED PARTY TRANSACTIONS

     The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     On March 19, 2001, pursuant to a consent of the Board of Directors, TransAmerican approved the engagement of Stonefield Josephson, Inc., Certified Public Accountants, to replace Barry
L. Friedman, P.C. as its independent auditors for the fiscal year ending December 31, 2000, and for the subsequent interim period.

     The change in auditors comes as a result of the recent death of the Company's former auditor, Barry L. Friedman, P.C., of which TransAmerican was just recently informed, while preparing for its 2000 audit.

     Stonefield Josephson, Inc. have not previously reported on the consolidated financial statements for the Company.

     In connection with the audit of the Company's financial statements for the years ended December 31, 1997, 1998 and 1999, there have been no disagreements with Barry L. Friedman, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Barry L. Friedman, P.C., would have caused them to make reference thereto in their report on the consolidated financial statements for any years for which an audit was undertaken.



                             PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS

     The directors and officers of the Company, as of the date of this filing, are as follows:

Name                     Age       Position
-----------------        ---       ---------------
Najib E. Choufani        59        Chairman, CEO, President,
                                   Secretary & Treasurer
Saad A. Al-Rossais       34        Honorary President
Farid E. Tannous         34        Director


     The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the discretion of any other person. Mr. Tannous is the son-in-law of Mr. Choufani. Except as otherwise disclosed herein, there are no family relationships between any executive officers or directors of the Company.

NAJIB E. CHOUFANI   -    C.E.O., President, Secretary, Treasurer
                         & Chairman of the Board

     Mr. Choufani is Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer of TransAmerican Holdings. He is also Chairman and President of Uni Financial Group, Inc. as well as an international advisory and financial services firm located in London, and its U.S. subsidiary located in Washington D.C. He has over 30 years of experience in international business transactions including commercial banking, insurance, construction, and contract negotiations. During the past eight years, Mr. Choufani has successfully structured, negotiated and promoted fourteen transactions amounting to over $230 million with dignitaries and businessmen from the Middle East, the Gulf Region, Europe and Asia. From 1989 to 1991, he was Chairman and General Manager of Euromed Bank, a commercial bank associated with Credit Lyonnais of France, located in Lebanon. From 1982 to 1989, he was Chairman and General Manager of Al-Izdihar Bank of Lebanon, S.A.L., also located in Lebanon. During this tumultuous period (civil wartime), Mr. Choufani was still successful in developing strategic relationships with banks, business associates and wealthy individuals from the Gulf Region to attract over $100 million in deposits. In his banking capacity, he was extensively involved in various aspects of monetary policy and banking affairs as well as advising on economic policy. From 1979 to 1991, Mr. Choufani was President of Oriental Insurance & Reinsurance Co., S.A.L. where he was successful in growing the company by over 300% to become the most successful local insurance underwriter with an asset base of $50 million. In addition to being the sole representative for Lebanon and the entire Middle East of Iran Insurance Co., Mr. Choufani was the representative responsible for structuring a $500 million multi-year development project between the Lebanese government and China Harbours Engineering Co. for the construction of a wide-range harbor in Lebanon. Mr. Choufani holds a Bachelors degree from Cairo University.

SHEIKH SAAD ABDULMOHSIN AL-ROSSAIS -    Honorary President

     Sheikh Saad Al-Rossais has been Honorary President of TransAmerican Holdings since November of 2000. Sheikh Al-Rossais is also Chairman of Al-Rossais Trading Group, an international business consortium with interests in general trading; manufacturing, import and export of medical and hospital supplies; travel, tourism and cargo; real estate, construction and management; interior and exterior decoration, design and implementation; advertising and design works; and training and consultancy. Sheikh Al-Rossais is a prominent member of the international community, with memberships in the Saudi Management Association; the Riyadh Chamber of Commerce and Industry, including the Travel and Tourism Committee; the Who's Who of Professionals; the Saudi Arabian Airlines Council; the Saudi-Syria Joint Committee; the Saudi-Japan Joint Committee; and the Saudi-China Joint Committee. Sheikh Al-Rossais is a delegate for the Saudi Businessmen to France; the Saudi Businessmen to Belarus, Russia; the Saudi Businessmen to Australia; the Saudi Businessmen to South Africa; and the Gulf Cooperation Council's Businessmen to China. Sheikh Al-Rossais holds a Bachelor of Science degree in Business Management from King Saud University in Saudi Arabia, as well as a Masters of Business Administration degree from a prestigious American University.

FARID E. TANNOUS    -    Director

     Farid E. Tannous has served as a Director of the Company since November 1999. Currently, he is employed at DIRECTV, Inc. where he is involved in various capacities including valuing, structuring and executing strategic investments and relationships with "new media" enterprises. From December 1999 and prior to joining DIRECTV, a wholly-owned subsidiary of Hughes Electronics Corporation, Mr. Tannous was with the corporate treasury organization of Hughes where he assisted in conducting valuations and effectuating financing transactions for the company's satellite and network communication units. From February 1996 to May 1999, Mr. Tannous served as Treasurer and Chief Financial Officer of Colorado Casino Resorts, Inc., a gaming and lodging concern with operations in Colorado. In addition to overseeing the company's finance and accounting operations, he was accountable for all corporate finance, treasury and cash management activities. From June 1994 to February 1996, as Managing Director of F.E. Tannous & Co. Investment Management Group, Mr. Tannous consulted to several start-up ventures in various industries including food, retail, wireless telecommunications and Internet-related e-commerce. During this time, he was instrumental in developing business plans, generating pro-forma financials, advising on business strategy and capital structure and arranging venture financing through private placements and public offerings. Mr. Tannous holds an MBA in finance and accounting from the University of Chicago Graduate School of Business. He also holds a Masters and Bachelors degree in Electrical Engineering from the University of Southern California.

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Indemnification of Directors and Officers.

     Except for acts or omissions which involve intentional misconduct, fraud or known violation of law or for the payment of dividends in violation of Nevada Revised Statutes, there shall be no personal liability of a director or officer to the Company, or its stockholders for damages for breach of fiduciary duty as a director or officer. TransAmerican may indemnify any person for expenses incurred, including attorneys fees, in connection with their good faith acts if they reasonably believe such acts are in and not opposed to the best interests of the Company and for acts for which the person had no reason to believe his or her conduct was unlawful. TransAmerican may indemnify the officers and directors for expenses incurred in defending a civil or criminal action, suit or proceeding as they are incurred in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount of such expenses if it is ultimately determined by a court of competent jurisdiction in which the action or suit is brought determined that such person is fairly and reasonably entitled to indemnification for such expenses which the court deems proper.

     Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing, TransAmerican has been informed that in the opinion of the U.S. Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.


ITEM 10.  EXECUTIVE COMPENSATION.

     None of TransAmerican's officers and/or directors receive any salary for their respective services rendered unto the Company, nor have they received such salaries in the past. They all have agreed to act without salary until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. At that time, the Board of Directors intends to ensure that the salaries paid to TransAmerican's officers and employees are reasonable and prudent and are based upon both the financial condition and performance of the Company and upon the performance of individual officers and employees.

     TransAmerican has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with TransAmerican and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to TransAmerican. In the event that TransAmerican consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted Common Stock issued by TransAmerican as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate. The amount of such finder's fee cannot be determined as of the date of this filing, but is expected to be comparable to consideration normally paid in like transactions. No member of management of TransAmerican will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

     As of December 31, 2000, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by TransAmerican for the benefit of its officers, directors or employees.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth the security and beneficial ownership interest for each class of equity securities known by the Company to have more than five (5%) percent of the voting securities.


Title of       Name and address         Amount and nature   Percentage
class          of beneficial            of beneficial       of class
               Owner                    ownership (1)
-----------    -----------------------  -----------------   ----------

Common         Najib E. Choufani         9,200,000            56.5%
               9601 Wilshire Boulevard  (affiliate)
               Suite 620
               Beverly Hills, CA 90210


     (1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


     (b)  Security Ownership of Management.

     The following table sets forth the beneficial ownership for each class of equity securities of the Company beneficially owned by all directors and officers of the Company.


Title of       Name and address         Amount and nature   Percentage
class          of beneficial            of beneficial       of class
               Owner                    ownership (1)
-----------    -----------------------  -----------------   ----------

Common         Najib E. Choufani         9,200,000           56.5%
               9601 Wilshire Boulevard  (affiliate)
               Suite 620
               Beverly Hills, CA 90210

Common         Farid E. Tannous              -                 -
               9601 Wilshire Boulevard  (affiliate)
               Suite 620
               Beverly Hills, CA 90210

Common         All Officers and          9,200,000           56.5%
               Directors as a
               Group


     (1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Except as otherwise set forth herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Index

 3.1*     Articles of Incorporation, filed July 22, 1996

 3.2*     Amendment to Articles of Incorporation,
          filed January 25, 1999

 3.3*     Amendment to Articles of Incorporation,
          filed November 2, 1999

 3.4*     Amendment to Articles of Incorporation,
          filed November 15, 1999

 3.5*     Bylaws, adopted November 8, 1999

10.1*     Sublease for corporate offices between TransAmerican
          Holdings, Inc. and City National Bank

12.1*     Lock-Up Agreement between TransAmerican Holdings, Inc.
          and Najib Choufani


     *    Filed as part of the Company's Form 10-SB Registration
     Statement, as amended, and incorporated herein by reference.


Reports on Form 8-K

     No reports on Form 8-K were filed in the final quarter of the fiscal year covered by this report.



                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                   TRANSAMERICAN HOLDINGS, INC.


Date: April 12, 2001               By: /s/ Najib E. Choufani
                                      -------------------------
                                      Najib E. Choufani
                                      Chairman and CEO


Date: April 12, 2001               By: /s/ Farid E. Tannous
                                      -------------------------
                                      Farid E. Tannous
                                      Director