Form 10QSB
period 2001-03-31
TRANSAMERICAN HOLDING INC
filed 2001-05-15
CIK 1108467

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                      ---------------------
                           FORM 10-QSB
                      ---------------------

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2001

     OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


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

                   TRANSAMERICAN HOLDINGS, INC.

                           FORM 10-QSB

               for the quarter ended March 31, 2001

                        TABLE OF CONTENTS


Part I.   Financial Information
-------
Item 1.   Financial Statements

          Balance Sheet as of March 31, 2001 (unaudited).

          Statements of Operations for the three months ended
          March 31, 2001 (unaudited) and March 31, 2000
          (unaudited) and from inception on July 22, 1996 to March 31, 2001 (unaudited).

          Statement of Stockholders' Equity for the Period from inception to March 31, 2001 (unaudited).

          Statements of Cash Flows for the three months ended
          March 31, 2001 (unaudited) and March 31, 2000
          (unaudited) and from inception on July 22, 1996 to March 31, 2001 (unaudited).

          Notes to Financial Statements.

Item 2.   Managements Discussion and Analysis or Plan of
          Operation


Part II.  Other Information
--------
Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This quarterly report on form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends" and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions.

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



                              PART I


ITEM 1.   FINANCIAL STATEMENTS.


                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                      FINANCIAL STATEMENTS

               THREE MONTHS ENDED MARCH 31, 2001


                             CONTENTS

                                                       Page

Financial Statements:
  Balance Sheet                                        2
  Statement of Operations                              3
  Statement of Stockholders' Equity                    4
  Statement of Cash Flows                              5
  Notes to Financial Statements                        6-7

                               TRANSAMERICAN HOLDINGS, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)

                              BALANCE SHEET - MARCH 31, 2001
                                        (UNAUDITED)

                                          ASSETS

Current assets:
  Cash                                                  $   686,390
  Certificate of deposit                                    100,000
  Other receivables                                          13,272
  Notes receivable                                           60,000
  Note receivable, related party                            145,000
                                                        -----------

          Total current assets                                      $ 1,004,662

Property and equipment, net of
  accumulated depreciation and amortization                               9,244

Cash - restricted                                                        30,665
                                                                    -----------

                                                                    $ 1,044,571
                                                                    ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                 $    43,036
  10% note payable, officer, due June 18, 2001                5,000
                                                        -----------

          Total current liabilities                                 $    48,036

Stockholders' equity:
  Common stock; $.001 par value, 100,000,000
   shares authorized, 16,271,090 shares
   issued and outstanding                               $    16,271
  Subscriptions receivable                                  (33,750)
  Additional paid-in capital                              1,453,147
  Deficit accumulated during development stage             (439,133)
                                                        -----------

          Total stockholders' equity                                    996,536
                                                                    -----------

                                                                    $ 1,044,571
                                                                    ===========



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF OPERATIONS


                                                                      From inception on
                                   For the three months ended         July 22, 1996 to
                               March 31, 2001     March 31, 2000      March 31, 2001
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)

Net revenues                  $             -     $            -      $               -

Cost of sales                               -                  -                      -
                              ---------------     --------------      -----------------
Gross profit                                -                  -                      -

General and administrative
 expenses                             127,113            110,451                452,205
                              ---------------     --------------      -----------------

Net Loss from operations
before interest income               (127,113)          (110,451)              (452,205)

Interest income                        13,072                  -                 13,072

Net loss                      $      (114,041)    $     (110,451)     $        (439,133)
                              ===============     ==============      =================

Net loss per share,
 basic and diluted            $        (0.007)    $      (0.0095)
                              ===============     ==============

Weighted average number
 of shares outstanding,
 basic and diluted                 16,271,090         11,569,962
                              ===============     ==============



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF STOCKHOLDERS' EQUITY




                                                                           Deficit
                                                                           accumulated    Total
                        Common stock         Additional                    during         stock-
                    ----------------------    paid-in       Subscription   development   holders'
                    Shares       Amount       capital        receivable    stage          equity
                    ----------------------------------------------------------------------------------

Balance at
 January 1, 2000    11,300,000   $ 11,300    $   3,000      $              $   (5,100)    $     9,200

Issuance of common stock
 for cash during
 March 2000          1,445,090      1,445      296,100                                        297,545

Issuance of common stock
 for cash during
 April 2000            230,000        230      114,770                                        115,000

Issuance of common stock
 for cash during
 May 2000            1,918,000      1,918      670,790                                        672,708

Issuance of common stock
 for cash during
 June 2000             913,000        913      142,150                                        143,063

Issuance of common stock
 for cash during
 July 2000             465,000        465      226,337           (33,750)                     193,052

Net loss for
 the year ended
 December 31, 2000                                                           (319,992)       (319,992)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 December 31, 2000  16,271,090   $ 16,271  $ 1,453,147         $ (33,750)   $(325,092)    $ 1,110,576
                    ----------   --------  -----------         ---------    ---------     -----------
Net loss for the
 three months ended
 March 31, 2001
 (Unaudited)                                                                 (114,041)       (114,041)
                    ----------   --------  -----------         ---------    ---------     -----------

Balance at
 March 31, 2001
 (Unaudited)        16,271,090   $ 16,271  $ 1,453,147         $ (33,750)   $(439,133)    $   996,535
                    ==========   ========  ===========         =========    =========     ===========


                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF CASH FLOWS

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      From inception on
                                   For the three months ended         July 22, 1996 to
                               March 31, 2001     March 31, 2000      March 31, 2001
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)
Cash flows provided by
 (used for) operating
 activities:
  Net loss                    $      (114,041)    $     (110,451)     $        (439,133)

Adjustments to reconcile net
 income (loss) to net cash
 provided by (used for)
 operating activities:
  Issue common stock for
   services                                 -             94,500
  Depreciation                            526                  -                  1,529

Changes in assets and liabilities:
 (Increase) decrease in assets:
  Other receivable                    (13,273)                 -                (13,273)
  Accounts payable
   and accrued expenses                24,190              2,009                 43,036
                              ---------------     --------------      -----------------
  Total adjustments                    11,443             96,509                 31,292
                              ---------------     --------------      -----------------
     Net cash provided by
     operating activities            (102,598)           (13,942)              (407,841)
                              ---------------     --------------      -----------------

Cash flows provided by
 (used for) investing
 activities:
  Acquisition of property
   and equipment                         (744)                 -                (10,772)
  Note receivable                           -                  -                (60,000)
  Notes receivable,
   related party                     (130,000)                 -               (145,000)
  Restricted cash                           -                  -                (30,665)
                              ---------------     --------------      -----------------

     Net cash used for
     investing activities            (130,744)                 -               (246,437)
                              ---------------     --------------      -----------------


Cash flows provided by
 (used for) financing
 activities:
  Proceeds from sale
   of common stock                          -            297,545              1,435,668
  Payments on note
   payable, officer                    (5,000)                 -                  5,000
                              ---------------     --------------      -----------------

     Net cash used for
     financing activities              (5,000)           297,545              1,440,668
                              ---------------     --------------      -----------------

Net increase (decrease) in cash      (238,342)           283,603                786,390
Cash and cash equivalents,
 beginning of period                1,024,732              9,200                      -
                              ---------------     --------------      -----------------

Cash and cash equivalents,
 end of period                $       786,390     $      292,803      $         786,390
                              ===============     ==============      =================



                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO FINANCIAL STATEMENTS

               THREE MONTHS ENDED MARCH 31, 2001




(1)  Summary of Significant Accounting Policies:

     Interim Financial Statements:

          The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of TransAmerican Holdings, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2000.

     General:

          TransAmerican Holdings, Inc., formerly Health Research,
          Ltd., was incorporated under the laws of the state of Nevada on July 22, 1996, and is conducting its operations in California.

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

               THREE MONTHS ENDED MARCH 31, 2001




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

     Net Loss Per Share:

          The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. Net loss per share has been computed using the weighted average number of shares outstanding. As of March 31, 2001, the Company had no dilutive common stock such as stock options.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Management's Discussion and Analysis.

Results of Operations

Three months ended March 31, 2001 as compared to March 31, 2000.

Revenues

     We are a development stage company. There were no revenues for the three months ended March 31, 2001 and March 31, 2000.

General and Administrative Expenses

     Total expenses amounted to $127,113 for the quarter ended March 31, 2001, as compared to $110,451 at March 31, 2000. The increase in expenses resulted primarily from professional fees incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates.

Loss from Operations

     The Company incurred a loss from operations of $127,113 for the quarter ended March 31, 2001, as compared to $110,451 at March 31, 2000.

Net loss

     The Company had a net loss of $114,041 or $(0.007) per share for the three months ended March 31, 2001 as compared to $110,451 or $(0.0095) per share for the three months ended March 31, 2000.

Liquidity and Capital Resources

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

Acquisition of Business Opportunities

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


Forward Looking Information.

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1955 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.

     Forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this Annual Report. The statements, and "Part I, Item 2, Management's Discussion and Analysis or Plan of Operation", describe certain factors, among others, which could contribute to or cause such differences.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


                   PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     There are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.


ITEM 2.   CHANGES IN SECURITIES.

     None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders in the quarter covered by this report.


ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

     None.

Reports on Form 8-K

     None.



                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                   TRANSAMERICAN HOLDINGS, INC.


Date: May 14, 2001                 By: /s/ Najib E. Choufani
                                      -------------------------
                                      Najib E. Choufani
                                      Chairman and CEO


Date: May 14, 2001                 By: /s/ Farid E. Tannous
                                      -------------------------
                                      Farid E. Tannous
                                      Director