Form 10QSB
period 2001-06-30
TRANSAMERICAN HOLDINGS INC
filed 2001-08-20
CIK 1108467

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549
                     ---------------------
                          FORM 10-QSB
                     ---------------------

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001

     OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


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


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       YES [X]    NO [_]


As of the date of this filing, the Company had approximately
16,321,090 shares of Common Stock issued and outstanding.

                  TRANSAMERICAN HOLDINGS, INC.

                          FORM 10-QSB

              for the quarter ended June 30, 2001

                       TABLE OF CONTENTS


Part I.   Financial Information
-------
Item 1.   Financial Statements

          Balance Sheet as of June 30, 2001 (unaudited).

          Statements of Operations for the three and six months ended June 30, 2001 (unaudited) and June 30, 2000
          (unaudited) and from inception on July 22, 1996 to June
          30, 2001 (unaudited).

          Statement of Stockholders' Equity for the Period from inception to June 30, 2001 (unaudited).

          Statements of Cash Flows for the six months ended June
          30, 2001 (unaudited) and June 30, 2000 (unaudited) and from inception on July 22, 1996 to June 30, 2001
          (unaudited).

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

                         JUNE 30, 2001


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

                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                              BALANCE SHEET - JUNE 30, 2001
                                       (UNAUDITED)

                                         ASSETS

Current assets:
  Cash                                             $   647,257
  Other receivables                                     18,006
  Notes receivable                                      60,000
  Notes receivable, related parties                    145,000
                                                   -----------

          Total current assets                                 $   870,263

Property and equipment, net of
  accumulated depreciation and amortization                          9,969

Cash - restricted                                                   30,665
                                                               -----------

                                                               $   910,897
                                                               ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses            $    37,000
  10% note payable, officer                              5,000
                                                   -----------

          Total current liabilities                            $    42,000

Stockholders' equity:
  Common stock; $.001 par value, 100,000,000
   shares authorized, 16,321,090 shares
   issued and outstanding                          $    16,321
  Subscriptions receivable                             (83,750)
  Additional paid-in capital                         1,553,076
  Deficit accumulated during development stage        (616,750)
                                                   -----------

          Total stockholders' equity                               868,897
                                                               -----------

                                                               $   910,897
                                                               ===========



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF OPERATIONS


                                                                      From inception on
                                   For the three months ended         July 22, 1996 to
                              June 30, 2001       June 30, 2000       June 30, 2001
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)

Net revenues                  $             -     $            -      $               -

Cost of sales                               -                  -                      -
                              ---------------     --------------      -----------------
Gross profit                                -                  -                      -

General and administrative
 expenses                             185,762             75,903                637,967
                              ---------------     --------------      -----------------

Net Loss from operations
before interest income               (185,762)           (75,903)              (637,967)

Interest income                         8,145                  -                 21,217

Net loss                      $      (177,617)    $      (75,903)     $        (616,750)
                              ===============     ==============      =================

Net loss per share,
 basic and diluted            $         (0.01)    $        (0.01)
                              ===============     ==============

Weighted average number
 of shares outstanding,
 basic and diluted                 16,321,090         11,569,962
                              ===============     ==============


                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF OPERATIONS


                                                                      From inception on
                                   For the six months ended           July 22, 1996 to
                              June 30, 2001       June 30, 2000       June 30, 2001
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)

Net revenues                  $             -     $            -      $               -

Cost of sales                               -                  -                      -
                              ---------------     --------------      -----------------
Gross profit                                -                  -                      -

General and administrative
 expenses                             312,960            186,354                637,967
                              ---------------     --------------      -----------------

Net Loss from operations
before interest income               (312,960)          (186,354)              (637,967)

Interest income                        21,217              1,971                 21,217

Net loss                      $      (291,743)    $     (184,383)     $        (616,750)
                              ===============     ==============      =================

Net loss per share,
 basic and diluted            $         (0.02)    $        (0.01)
                              ===============     ==============

Weighted average number
 of shares outstanding,
 basic and diluted                 16,321,090         13,071,976
                              ===============     ==============



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF STOCKHOLDERS' EQUITY




                                                                           Deficit
                                                                           accumulated    Total
                        Common stock         Additional                    during         stock-
                    ----------------------   paid-in        Subscription   development    holders'
                    Shares       Amount      capital        receivable     stage          equity
                    ----------------------------------------------------------------------------------

Balance at
 January 1, 2000    11,300,000   $ 11,300    $   3,000      $              $   (5,100)    $     9,200

Issuance of common stock
 for cash during
 March 2000          1,445,090      1,445      296,100                                        297,545

Issuance of common stock
 for cash during
 April 2000            230,000        230      114,770                                        115,000

Issuance of common stock
 for cash during
 May 2000            1,918,000      1,918      670,790                                        672,708

Issuance of common stock
 for cash during
 June 2000             913,000        913      142,150                                        143,063

Issuance of common stock
 for cash during
 July 2000             465,000        465      226,337           (33,750)                     193,052

Net loss for
 the year ended
 December 31, 2000                                                           (319,992)       (319,992)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 December 31, 2000  16,271,090   $ 16,271  $ 1,453,147         $ (33,750)   $(325,092)    $ 1,110,576
                    ----------   --------  -----------         ---------    ---------     -----------
Net loss for the
 three months ended
 March 31, 2001
 (Unaudited)                                                                 (114,041)       (114,041)
                    ----------   --------  -----------         ---------    ---------     -----------

Balance at
 March 31, 2001
 (Unaudited)        16,271,090   $ 16,271  $ 1,453,147         $ (33,750)   $(439,133)    $   996,535
                    ----------   --------  -----------         ---------    ---------     -----------

Issuance of common stock
 for cash during
 June 2001              50,000         50       99,929           (50,000)                      49,979

Net loss for the
 three months ended
 June 30, 2001
 (Unaudited)                                                                 (177,617)       (177,617)
                    ----------   --------  -----------         ---------    ---------     -----------

Balance at
 June 30, 2001
 (Unaudited)        16,321,090   $ 16,321  $ 1,553,076         $ (83,750)   $(616,750)    $   868,897
                    ==========   ========  ===========         =========    =========     ===========



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF CASH FLOWS

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      From inception on
                                   For the six months ended           July 22, 1996 to
                              June 30, 2001       June 30, 2000       June 30, 2001
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)
Cash flows provided by
 (used for) operating
 activities:
  Net loss                    $      (291,743)    $     (184,383)     $        (616,750)

Adjustments to reconcile net
 income (loss) to net cash
 provided by (used for)
 operating activities:
  Issue common stock for
   services                                 -             94,500                 94,500
  Depreciation                          1,070                  -                  2,073

Changes in assets and liabilities:
 (Increase) decrease in assets:
  Other receivable                    (18,006)           (10,000)               (18,006)
  Accounts payable
   and accrued expenses                18,239             10,000                 37,000
                              ---------------     --------------      -----------------
  Total adjustments                     1,303                  0                115,567
                              ---------------     --------------      -----------------
     Net cash (used for)
     operating activities            (290,440)           (89,883)              (501,183)
                              ---------------     --------------      -----------------

Cash flows provided by
 (used for) investing
 activities:
  Acquisition of property
   and equipment                       (2,014)                 -                (12,042)
  Note receivable                           -                  -                (60,000)
  Notes receivable,
   related party                     (130,000)                 -               (145,000)
  Restricted cash                           -                  -                (30,665)
                              ---------------     --------------      -----------------

     Net cash (used for)
     investing activities            (132,014)                 -               (247,707)
                              ---------------     --------------      -----------------


Cash flows provided by
 (used for) financing
 activities:
  Proceeds from sale
   of common stock                     49,979          1,367,045              1,391,147
  Receipts (payments on)
   Note payable, officer               (5,000)             -                      5,000
                              ---------------     --------------      -----------------

     Net cash provided by
     financing activities              44,979          1,367,045              1,396,147
                              ---------------     --------------      -----------------

Net increase (decrease) in cash      (377,475)         1,277,162                647,257

Cash and cash equivalents,
 beginning of period                1,024,732              9,200                      -
                              ---------------     --------------      -----------------

Cash and cash equivalents,
 end of period                $       647,257     $    1,286,362      $         647,257
                              ===============     ==============      =================



                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO FINANCIAL STATEMENTS

                         JUNE 30, 2001




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

                         JUNE 30, 2001




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

     Net Loss Per Share:

          The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. Net loss per share has been computed using the weighted average number of shares outstanding. As of June 30, 2001, the Company had no dilutive common stock such as stock options.


(2)  Acquisition of Certified Satellite Installers, Inc.:

     Effective June 29, 2001, the Company entered into an agreement to acquire 80% of the outstanding capital shares of Certified Satellite Installers, Inc. ("CSI") in exchange for the issuance of up to 2,000,000 shares of restricted TransAmerican Common Stock and a capital infusion of $100,000. The exact number of TransAmerican shares to be issued will be determined based upon completion of an audit of CSI as of the date of acquisition and the net profits of CSI over the twelve-month period following the date of acquisition.

     The acquisition will be accounted for using the purchase method of accounting and the excess of the purchase price over the fair value of the net assets acquired will be allocated to goodwill, which will be periodically reviewed by management for impairment in value and charged to operations, if appropriate.

     Pro forma information as if the acquisition had taken place at the beginning of the reporting period has not been presented, as the historical operating results of CSI are not yet practicably determinable.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Management's Discussion and Analysis.

Results of Operations
Three months ended June 30, 2001 as compared to June 30, 2000.

Revenues

     We are a development stage company. There were no revenues for the three months ended June 30, 2001 and June 30, 2000.

General and Administrative Expenses

     Total expenses amounted to $185,762 and $312,960 for the three and six months ended June 30, 2001, as compared to $75,903 and $186,354 for the three and six months ended June 30, 2000. The increase in expenses resulted primarily from costs associated with our acquisition of Certified Satellite Installers, Inc. ("CSI"), and from professional fees incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates.

Loss from Operations

     The Company incurred a loss from operations of $291,743 for the six months ended June 30, 2001, as compared to $184,383 at June 30, 2000.

Net loss

     The Company had a net loss of $177,617 or $(0.01) per share for the three months ended June 30, 2001 as compared to $75,903 or $(0.01) per share for the three months ended June 30, 2000.

Liquidity and Capital Resources

     In addition to our acquisition of CSI, we have executed several letters of intent and are in advanced negotiations with various other domestic and international entities. These letters of intent and negotiations are with going businesses in varied sectors of the market. We hope to conclude at least one more of these acquisitions in the third quarter of 2001.

     Presently, TransAmerican has no earnings from operations, and we will continue to sustain nominal losses until CSI becomes profitable and/or we acquire other income-generating businesses. We have sufficient working capital to cover our operating costs until we start generating income and/or we conclude an acquisition of an on-going business that generates income.

Plan of Operation.

     On June 29, 2001, TransAmerican completed the transactions contemplated by the Agreement and Plan of Reorganization, dated as of May 17, 2001 (the "Agreement"), among itself, Certified Satellite Installers, Inc. ("CSI") and certain shareholders of CSI. Pursuant to the Agreement, TransAmerican acquired 80% of the issued and outstanding capital stock of CSI in exchange for the issuance of up to 2,000,000 shares of restricted TransAmerican Common Stock and a capital infusion of $100,000. The total number of shares to be issued is contingent upon an audit to be completed within 60 days and CSI's net profits over the next twelve months.

     Notwithstanding the foregoing, TransAmerican will continue to seek and acquire assets or shares of entities actively engaged in businesses that generate revenues in exchange for our securities. To that end, we have identified potential business opportunities and have entered into discussions and signed
Letters of Intent with several companies.

General Business Plan

     TransAmerican's purpose is to seek and acquire interests in business opportunities presented to us by persons or firms who or which desire to seek the advantages of an Issuer who has complied with the 1934 Act. In our search for business opportunities, we will not restrict our selection to any specific business, industry, or geographic region and we may participate in a business venture of any kind or nature. This discussion of the proposed business is purposefully general and is not meant to restrict our unlimited discretion to search for and enter into potential business opportunities.

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

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, TransAmerican may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition. The issuance of substantial additional securities and their potential sale into a trading market which may develop in TransAmerican's securities may have a depressive effect on the value of our securities in the future.

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

     With respect to any merger or acquisition, negotiations with management of the target company are expected to focus on the number of shares of TransAmerican which the target company shareholders would acquire in exchange for all of their shareholdings in the target company, depending upon, among other things, the target company's assets and liabilities. The ownership percentage of present shareholders may be subject to reduction in the event that we acquire a target company with substantial assets. Any merger or acquisition effected by TransAmerican is expected to have a dilutive effect on the percentage of shares held by TransAmerican's then-shareholders.

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

     To assist in the acquisition of a particular business opportunity, the Company may retain outside consultants, attorneys or accountants as we deem appropriate. We will retain the services of these consultants, attorneys and accountants from time to time on an "as needed" basis. At this time, there is no prior arrangement or understanding regarding the engagement of any particular consultant for future services.

Investment Company Act of 1940

     Although TransAmerican is subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as TransAmerican will not be engaged in the business of investing or trading in securities. In the event that TransAmerican engages in business combinations which result in the Company holding passive investment interests in a number of entities, TransAmerican could be subject to regulation under the Investment Company Act of 1940. In such an event, TransAmerican would be required to register as an investment company and could incur significant registration and compliance costs. TransAmerican has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject TransAmerican to material adverse consequences. TransAmerican's Board of Directors unanimously approved a resolution stating that it is the Company's desire to be exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.

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

     Forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this Quarterly Report. The statements, and "Part I, Item 2, Management's Discussion and Analysis or Plan of Operation", describe certain factors, among others, which could contribute to or cause such differences.

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


ITEM 2.   CHANGES IN SECURITIES.

     During the quarter ended June 30, 2001, TransAmerican completed a private placement whereby we sold 50,000 restricted shares of the Company's Common Stock to two individual investors at a price of $2.00 per share. Each of the shares of stock were sold for cash. All of the investors are residents of foreign countries, and the shares were purchased for investment purposes. The shares were sold pursuant to a Regulation S exemption from registration and all of the stock certificates have been affixed with the appropriate legend restricting sales and transfers.

     There were no underwriters, brokers or dealers involved in connection with the sale and issuance of any of the TransAmerican securities.

     Each of the shareholders had a pre-existing personal or business relationship with TransAmerican or one of our officers or directors. By reason of their business experience, each has been involved financially and by virtue of a time commitment in business projects with the officers of the Company.

     In July, 2001, subsequent to the close of the quarter ended June 30, 2001, TransAmerican's Board of Directors approved a resolution whereby the Company would issue 850,000 new shares of TransAmerican Common Stock as part of our agreement for the acquisition of Certified Satellite Installers, Inc. ("CSI"). Of the 850,000 shares to be issued, 350,000 shares will be distributed to the approximately 44 shareholders of CSI, while the remaining 500,000 shares will be held in an escrow pending the satisfactory results of a CSI audit. Assuming all of the 850,000 new shares are subsequently released to the CSI shareholders, the Company will then have 17,171,090 shares of its Common Stock issued and outstanding.

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


ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

     None.

Reports on Form 8-K

     On July 16, 2001, the Company filed a Current Report on Form 8-K reporting that the Company had completed the transactions contemplated by the Agreement and Plan of Reorganization, dated as of May 17, 2001 (the "Agreement"), among itself, Certified Satellite Installers, Inc. ("CSI") and certain shareholders of CSI. A copy of the Agreement was filed therewith as Exhibit 2. Pursuant to the Agreement, TransAmerican acquired 80% of the issued and outstanding capital stock of CSI in exchange for the issuance of up to 2,000,000 shares of restricted TransAmerican common stock and a capital infusion of $100,000. The total number of shares to be issued is contingent upon an audit to be completed within 60 days and CSI's net profits over the next twelve months. The Company's press release announcing the closing of this transaction was also filed as an Exhibit 99 thereto.



                            SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                   TRANSAMERICAN HOLDINGS, INC.


Date: August 17, 2001              By: /s/ Najib E. Choufani
                                      -------------------------
                                      Najib E. Choufani
                                      Chairman and CEO