Form 10QSB
period 2001-09-30
TRANSAMERICAN HOLDINGS INC
filed 2001-11-19
CIK 1108467

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                      ---------------------
                           FORM 10-QSB
                      ---------------------

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended September 30, 2001.

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


 As  of  the  date  of this filing, the Company had  approximately
 17,171,090   issued  and  16,321,090  shares  of   Common   Stock
 outstanding.

                  TRANSAMERICAN HOLDINGS, INC.

                          FORM 10-QSB

                       September 30, 2001

                       TABLE OF CONTENTS


 Part I.   Financial Information
 -------
 Item 1.   Financial Statements

           Balance Sheet as of September 30, 2001 (unaudited).

           Statements of Operations for the three and nine months ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited) and from inception on July 22, 1996 to September 30, 2001 (unaudited).

           Statement of Stockholders' Equity for the Period from inception to September 30, 2001 (unaudited).

           Statements of Cash Flows for the nine months ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited) and from inception on July 22, 1996 to September 30, 2001 (unaudited).

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

              THREE MONTHS ENDED SEPTEMBER 30, 2001


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

                               TRANSAMERICAN HOLDINGS, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)

                            BALANCE SHEET - SEPTEMBER 30, 2001
                                       (UNAUDITED)

                                          ASSETS

Current assets:
  Cash
                                                            $    480,366
  Other receivables                                           3,806
  Notes receivable
                                                            60,000
  Note receivable, Certified Satellite Installers, Inc.      90,000
  Notes receivable, related parties
                                                            157,296
                                                        -----------

          Total current assets
                                                                 $      791,468

Property and equipment, net of
  accumulated depreciation and amortization
                                                                 9,443

Cash - restricted
                                                                      30,960
                                                                    -----------

                                                                    $   831,871
                                                                    ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                $
                                                       46,507
  10% note payable, officer
                                                            21,540
                                                        -----------

          Total current liabilities
                                                                      $
                                                                      68,047

Stockholders' equity:
  Common stock; $.001 par value, 100,000,000
   shares authorized, 17,171,090 shares issued
   and 16,321,090 outstanding                                               $
                                                       16,321
  Subscriptions receivable
                                                       (83,750)
  Additional paid-in capital
                                                       1,553,097
  Deficit accumulated during development stage                  (721,844)
                                                        -----------

          Total stockholders' equity
                                                                      763,824
                                                                    -----------

                                                                    $   831,871
                                                                    ===========



                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS


                                                                      From
inception on
                                   For the three months ended              July
                                                                      22, 1996
                                                                      to
                              September 30, 2001                      September
                                                                      30, 2000
                                                                      September
                                                                      30, 2001
                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------
                                (Unaudited)         (Unaudited)
(Unaudited)

Net revenues
                                                                                     $
                                                                                     -
                                                                                     $
                                                                                     -
                                                                                     $
                                                                                     -

Cost of sales
                                                                                     -
                                                                                     -
                                                                                     -
                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------
Gross profit
                                                                                -
                                                                                -
                                                                                -

General and administrative
 expenses                                                 125,055
                              135,121                  749,230
                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------

Net loss from operations
before interest income                    (125,055)          (135,121)
                              (749,230)

Interest income                         6,163                  -
27,530

Net loss                                                                   $
                                                       (118,892)      $
                                                       (135,121) $
                                                       (721,700)
                              ===============                         ==========
                                                                      ====
                                                                      ==========
                                                                      =======

Net loss per share,
 basic and diluted                                               $
                                                       (0.01)    $        (0.01)
                              ===============     ==============

Weighted average number
 of shares outstanding,
 basic and diluted                                               16,321,090
                                                  16,056,699
                              ===============                    ==============


                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS


                                                                      From
inception on
                                   For the nine months ended               July
                                                                      22, 1996
                                                                      to
                              September 30, 2001  September 30, 2000  September
30, 2001
                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------
                                (Unaudited)         (Unaudited)
(Unaudited)

Net revenues
                                                                                     $
                                                                                     -
                                                                                     $
                                                                                     -
                                                                                     $
                                                                                     -

Cost of sales
                                                                                     -
                                                                                     -
                                                                                     -
                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------
Gross profit
                                                                                -
                                                                                -
                                                                                -

General and administrative
 expenses                                                 424,282
                              319,504                  749,230

                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------

Net loss from operations
before interest income                    (424,282)          (319,504)
                              (749,230)

Interest income                        27,530                  -
27,530

Net loss                                                                   $
                                                       (396,752)      $
                                                       (319,504) $
                                                       (721,700)
                              ===============                         ==========
                                                                      ====
                                                                      ==========
                                                                      =======

Net loss per share,
 basic and diluted                                               $
                                                       (0.02)    $        (0.02)
                              ===============     ==============

Weighted average number
 of shares outstanding,
 basic and diluted                                               16,321,090
                                                  14,009,069
                              ===============                    ==============



                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF STOCKHOLDERS' EQUITY




                                                                   Deficit
                                                                   accumulated
Total
                Common stock                                                          Additional
                                                                                  during   stock-
            ----------------------                   paid-in      Subscription
                                                    development   holders'
            Shares
                                                                                  Am
                                                                                  ou
                                                                                  nt        capital
                                                                                  receivable     stage
                                                                                  equity
            ------------------------------------------------------------------------
----------

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
                                                                                  672,708

Issuance of common stock
 for cash during
 June 2000
                                                                           913,0
                                                                           00
                                                                           913
                                                                           142,1
                                                                           50
                                                                           143,0
                                                                           63

Issuance of common stock
 for cash during
 July 2000
                                                                                          4
                                                                                          6
                                                                                          5
                                                                                          ,
                                                                                          0
                                                                                          0
                                                                                          0
                                                                                          4
                                                                                          6
                                                                                          5
                                                                                          2
                                                                                          2
                                                                                          6
                                                                                          ,
                                                                                          3
                                                                                          3
                                                                                          7
                                                                                          (
                                                                                          3
                                                                                          3
                                                                                          ,
                                                                                          7
                                                                                          5
                                                                                          0
                                                                                          )
                                                                                          1
                                                                                          9
                                                                                          3
                                                                                          ,
                                                                                          0
                                                                                          5
                                                                                          2

Net loss for
 the year ended
 December 31, 2000
                                                                           (319,
                                                                           992)
                                                                           (319,
                                                                           992)
                    ----------   --------  -----------         ---------    ----
-----     -----------
Balance at
 December 31, 2000                                                                        1
                                                                                          6
                                                                                          ,
                                                                                          2
                                                                                          7
                                                                                          1
                                                                                          ,
                                                                                          0
                                                                                          9
                                                                                          0
                                                                                          $
                                                                                          1
                                                                                          6
                                                                                          ,
                                                                                          2
                                                                                          7
                                                                                          1
                                                                                          $
                                                                                          1
                                                                                          ,
                                                                                          4
                                                                                          5
                                                                                          3
                                                                                          ,
                                                                                          1
                                                                                          4
                                                                                          7
                                                                                          $
                                                                                          (
                                                                                          3
                                                                                          3
                                                                                          ,
                                                                                          7
                                                                                          5
                                                                                          0
                                                                                          )
                                                                                          $
                                                                                          (
                                                                                          3
                                                                                          2
                                                                                          5
                                                                                          ,
                                                                                          0
                                                                                          9
                                                                                          2
                                                                                          )
                                                                                          $
                                                                                          1
                                                                                          ,
                                                                                          1
                                                                                          1
                                                                                          0
                                                                                          ,
                                                                                          5
                                                                                          7
                                                                                          6
                    ----------   --------  -----------         ---------    ----
-----     -----------

Issuance of common stock
 for cash during
 June 2001
 (Unaudited)
                                                                                          5
                                                                                          0
                                                                                          ,
                                                                                          0
                                                                                          0
                                                                                          0
                                                                                          5
                                                                                          0
                                                                                          9
                                                                                          9
                                                                                          ,
                                                                                          9
                                                                                          5
                                                                                          0
                                                                                          (
                                                                                          5
                                                                                          0
                                                                                          ,
                                                                                          0
                                                                                          0
                                                                                          0
                                                                                          )
                                                                                          5
                                                                                          0
                                                                                          ,
                                                                                          0
                                                                                          0
                                                                                          0

Net loss for the
 nine months ended
 September 30, 2001
 (Unaudited)
                                                                           (396,
                                                                           752)
                                                                           (396,
                                                                           752)
                    ----------   --------  -----------         ---------    ----
-----     -----------

Balance at
 September 30, 2001
 (Unaudited)
                                                                                          1
                                                                                          6
                                                                                          ,
                                                                                          3
                                                                                          2
                                                                                          1
                                                                                          ,
                                                                                          0
                                                                                          9
                                                                                          0
                                                                                          $
                                                                                          1
                                                                                          6
                                                                                          ,
                                                                                          3
                                                                                          2
                                                                                          1
                                                                                          $
                                                                                          1
                                                                                          ,
                                                                                          5
                                                                                          5
                                                                                          3
                                                                                          ,
                                                                                          0
                                                                                          9
                                                                                          7
                                                                                          $
                                                                                          (
                                                                                          8
                                                                                          3
                                                                                          ,
                                                                                          7
                                                                                          5
                                                                                          0
                                                                                          )
                                                                                          $
                                                                                          (
                                                                                          7
                                                                                          2
                                                                                          1
                                                                                          ,
                                                                                          8
                                                                                          4
                                                                                          4
                                                                                          )
                                                                                          $
                                                                                          7
                                                                                          6
                                                                                          3
                                                                                          ,
                                                                                          8
                                                                                          2
                                                                                          4
                    ==========   ========  ===========         =========
=========     ===========



                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      From
inception on
                                   For the nine months ended               July
                                                                      22, 1996
                                                                      to
                              September 30, 2001                      September
                                                                      30, 2000
                                                                      September
                                                                      30, 2001
                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------
                                (Unaudited)         (Unaudited)
(Unaudited)
Cash flows provided by
 (used for) operating
 activities:
  Net loss
                                                                      $
                                                                      (396,752)
                                                                      $
                                                                      (319,504)
                                                                      $
                                                                      (721,700)

Adjustments to reconcile net
 income (loss) to net cash
 provided by (used for)
 operating activities:
  Depreciation
                                                       1,596                  -
                                                       2,599
  Issue common stock for
   services
                                                                 -
                                                                 94,500
                                                                 94,500

Changes in assets and liabilities:
 (Increase) decrease in assets:
  Other receivables
                                                                                (
                                                                                3
                                                                                ,
                                                                                8
                                                                                0
                                                                                6
                                                                                )
                                                                                (
                                                                                1
                                                                                0
                                                                                ,
                                                                                0
                                                                                0
                                                                                0
                                                                                )
                                                                                (
                                                                                3
                                                                                ,
                                                                                8
                                                                                0
                                                                                6
                                                                                )
  Note receivable,
   Certified Satellite Installers     (90,000)                 -
(90,000)
                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------

 Increase (decrease) in liabilities:
  Accounts payable
   and accrued expenses
                                                                                2
                                                                                7
                                                                                ,
                                                                                6
                                                                                6
                                                                                1
                                                                                4
                                                                                ,
                                                                                1
                                                                                9
                                                                                3
                                                                                4
                                                                                6
                                                                                ,
                                                                                3
                                                                                8
                                                                                4
                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------

  Total adjustments                   (64,549)            88,693
49,677
                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------
     Net cash (used for)
     operating activities
                                                                           (461,
                                                                           301)
                                                                           (230,
                                                                           811)
                                                                           (672,
                                                                           023)
                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------

Cash flows provided by
 (used for) investing
 activities:
  Acquisition of property
   and equipment                                      (2,014)            (8,186)
                                   (12,042)
  Notes receivable                          -            (10,000)
                                                                           (60,0
                                                                           00)
  Notes receivable,
   related parties                   (142,296)           (10,000)
(157,296)
  Restricted cash                        (295)                 -
(30,960)
                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------

     Net cash (used for)
     investing activities
                                                                           (144,
                                                                           605)
                                                                           (28,1
                                                                           86)
                                                                           (260,
                                                                           298)
                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------


Cash flows provided by
 (used for) financing
 activities:
  Proceeds from sale
   of common stock
                                                                           50,00
                                                                           0
                                                                           1,420
                                                                           ,917
                                                                           1,391
                                                                           ,147
  Increase in note payable,
   officer
                                                                           11,54
                                                                           0
                                                                           10,00
                                                                           0
                                                                           21,54
                                                                           0
                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------

     Net cash provided by
     financing activities
                                                                           61,54
                                                                           0
                                                                           1,430
                                                                           ,917
                                                                           1,412
                                                                           ,687
                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------

Net increase (decrease) in cash                          (544,366)
                                                       1,171,920
                                                       480,366

Cash and cash equivalents,
 beginning of period                          1,024,732              9,200
                                   -
                              ---------------                         ----------
                                                                      ----
                                                                      ----------
                                                                      -------

Cash and cash equivalents,
 end of period                                                   $       480,366
                                                  $    1,181,120      $
                                                  480,366
                              ===============                         ==========
                                                                      ====
                                                                      ==========
                                                                      =======



                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS

              NINE MONTHS ENDED SEPTEMBER 30, 2001




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

     Business Activity:

          The Company has been in development stage and was inactive until November 1999, at which time current management became involved. On November 15, 1999, the Company changed its name to TransAmerican Holdings, Inc. The sole purpose of the Company at this time is to raise capital and to locate and acquire a private on going business.

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

     Fair Value:

          Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

     Cash:

          Equivalents
          -----------
          For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

          Concentration
          -------------
          The   Company  maintains  its  cash  in  bank   deposit
          accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              NINE MONTHS ENDED SEPTEMBER 30, 2001




(1)  Summary of Significant Accounting Policies, Continued:

     Property and Equipment:

          Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, whereas, additions, renewals, and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight line method over the estimated useful lives of the related assets.

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

     Net Loss Per Share:

          The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. Net loss per share has been computed using the weighted average number of shares outstanding. As of September 30, 2001, the Company had no dilutive common stock such as stock options.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR   PLAN   OF
          OPERATION.

Management's Discussion and Analysis.

Results of OperationsThree months ended September 30, 2001 as compared to September 30, 2000.

Revenues

     We are a development stage company. There were no revenues for the three months ended September 30, 2001 and September 30, 2000.

General and Administrative Expenses

     Total expenses amounted to $125,055 and $424,282 for the three and nine months ended September 30, 2001, as compared to $135,121 and $319,504 for the three and nine months ended September 30, 2000. The expenses resulted primarily from costs associated with our acquisition and subsequent divestiture of Certified Satellite Installers, Inc. ("CSI"), and from professional fees incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates.

Loss from Operations

     The Company incurred a loss from operations of $125,055 for the three months ended September 30, 2001, as compared to $135,121 at September 30, 2000.

Net loss

     The Company had a net loss of $118,892 or $(0.01) per share for the three months ended September 30, 2001 as compared to $135,121 or $(0.01) per share for the three months ended
September 30, 2000.

Liquidity and Capital Resources

     Despite the recent rescission of the acquisition of CSI, we still have several executed letters of intent and are in advanced negotiations with various other domestic and international entities. These letters of intent and negotiations are with going businesses in varied sectors of the market.

     Presently, TransAmerican has no earnings from operations, and we will continue to sustain nominal losses until we acquire an income-generating business. We have sufficient working capital to cover our operating costs until we start generating income and/or we conclude an acquisition of an on-going business that generates income.

Plan of Operation.

     TransAmerican intends to seek and acquire assets or shares of entities actively engaged in businesses that generate revenues in exchange for our securities. To that end, we have identified potential business opportunities and have entered into discussions and signed Letters of Intent with several companies. However, we have not yet entered into any definitive agreements or understandings as of the date of this filing.

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

     We anticipate that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, TransAmerican may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition. The issuance of substantial additional securities and their potential sale into a trading market which may develop in TransAmerican's securities may have a depressive effect on the value of our securities in the future.

     As part of TransAmerican's investigation, officers and directors of the Company will meet personally with management and key personnel, will visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other investigative measures as the Company's management may deem necessary. The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

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


ITEM 2.   CHANGES IN SECURITIES.

      In July, 2001, pursuant to our agreement to acquire Certified Satellite Installers, Inc. ("CSI"), TransAmerican's
Board of Directors approved a resolution whereby the Company issued 850,000 new shares of TransAmerican Common Stock as partial consideration for the acquisition. As a result of our subsequent rescission of the CSI acquisition, the 850,000 shares of TransAmerican Common Stock issued pursuant to the acquisition remain in our possession; the shares will not be distributed to the CSI shareholders, but rather, they will either be cancelled or retained as treasury stock.

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

     None.


ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

     None.

Reports on Form 8-K

     On July 16, 2001, the Company filed a Current Report on Form 8-K reporting that TransAmerican had completed the transactions contemplated by the Agreement and Plan of Reorganization, dated as of May 17, 2001 (the "Agreement"), among itself, Certified Satellite Installers, Inc. ("CSI") and certain shareholders of CSI. On September 26, 2001, the Company filed a Current Report on Form 8-K reporting that TransAmerican had rescinded the transactions contemplated by the Agreement. Our rescission of the CSI acquisition resulted in the divesture of CSI from TransAmerican, effective September 21, 2001.

     As part of the agreement to rescind, CSI and Jay M. Avenatti, President of CSI, have executed a Promissory Note payable to TransAmerican in an amount representing the sum total of all funds advanced thusfar by TransAmerican to CSI pursuant to the intended acquisition (the "Note"). In addition to Jay Avenatti's personal guarantee of the Note, the Note is also collateralized and secured by all of the assets of CSI, both present and future, including its accounts receivable, inventory and equipment. In addition, all shares of TransAmerican Common Stock due to be issued pursuant to the Agreement have been and will remain in our possession, and due to the rescission of the CSI transaction, these shares will not be distributed to the CSI shareholders, but rather will either be cancelled or retained as treasury stock.



                           SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                  TRANSAMERICAN HOLDINGS, INC.


Date: November 16, 2001                 By: /s/ Najib E. Choufani
                                      -------------------------
                                      Najib E. Choufani
                                      Chairman and CEO