Form 10QSB/A
period 2001-09-30
TRANSAMERICAN HOLDINGS INC
filed 2001-11-20
CIK 1108467

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
                                                                    ===========



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF OPERATIONS


                                                                      From inception on
                                   For the three months ended         July 22, 1996 to
                              September 30, 2001  September 30, 2000  September 30, 2001
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)

Net revenues                  $             -     $            -      $               -

Cost of sales                               -                  -                      -
                              ---------------     --------------      -----------------
Gross profit                                -                  -                      -

General and administrative
 expenses                             125,055            135,121                749,230
                              ---------------     --------------      -----------------

Net loss from operations
before interest income               (125,055)          (135,121)              (749,230)

Interest income                         6,163                  -                 27,530

Net loss                      $      (118,892)    $     (135,121)     $        (721,700)
                              ===============     ==============      =================

Net loss per share,
 basic and diluted            $         (0.01)    $        (0.01)
                              ===============     ==============

Weighted average number
 of shares outstanding,
 basic and diluted                 16,321,090         16,056,699
                              ===============     ==============


                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF OPERATIONS


                                                                      From inception on
                                   For the nine months ended          July 22, 1996 to
                              September 30, 2001  September 30, 2000  September 30, 2001
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)

Net revenues                  $             -     $            -      $               -

Cost of sales                               -                  -                      -
                              ---------------     --------------      -----------------
Gross profit                                -                  -                      -

General and administrative
 expenses                             424,282            319,504                749,230
                              ---------------     --------------      -----------------

Net loss from operations
before interest income               (424,282)          (319,504)              (749,230)

Interest income                        27,530                  -                 27,530

Net loss                      $      (396,752)    $     (319,504)     $        (721,700)
                              ===============     ==============      =================

Net loss per share,
 basic and diluted            $         (0.02)    $        (0.02)
                              ===============     ==============

Weighted average number
 of shares outstanding,
 basic and diluted                 16,321,090         14,009,069
                              ===============     ==============



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF STOCKHOLDERS' EQUITY


                                                                           Deficit
                                                                           Accumulated   Total
                        Common stock         Additional                    during        stock-
                    ----------------------    paid-in       Subscription   development   holders'
                    Shares       Amount       capital       receivable     stage         equity
                    ----------------------------------------------------------------------------------

Balance at
 January 1, 2000    11,300,000   $ 11,300    $   3,000      $              $   (5,100)    $     9,200

Issuance of common stock
 for cash during
 March 2000          1,445,090      1,445      296,100                                        297,545

Issuance of common stock
 for cash during
 April 2000            230,000        230      114,770                                        115,000

Issuance of common stock
 for cash during
 May 2000            1,918,000      1,918      670,790                                        672,708

Issuance of common stock
 for cash during
 June 2000             913,000        913      142,150                                        143,063

Issuance of common stock
 for cash during
 July 2000             465,000        465      226,337           (33,750)                     193,052

Net loss for
 the year ended
 December 31, 2000                                                           (319,992)       (319,992)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 December 31, 2000  16,271,090   $ 16,271  $ 1,453,147         $ (33,750)   $(325,092)    $ 1,110,576
                    ----------   --------  -----------         ---------    ---------     -----------

Issuance of common stock
 for cash during
 June 2001
 (Unaudited)            50,000         50       99,950           (50,000)                      50,000

Net loss for the
 nine months ended
 September 30, 2001
 (Unaudited)                                                                 (396,752)       (396,752)
                    ----------   --------  -----------         ---------    ---------     -----------

Balance at
 September 30, 2001
 (Unaudited)        16,321,090   $ 16,321  $ 1,553,097         $ (83,750)   $(721,844)    $   763,824
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


                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF CASH FLOWS

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      From inception on
                                   For the nine months ended          July 22, 1996 to
                              September 30, 2001  September 30, 2000  September 30, 2001
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)
Cash flows provided by
 (used for) operating
 activities:
  Net loss                    $      (396,752)    $     (319,504)     $        (721,700)

Adjustments to reconcile net
 income (loss) to net cash
 provided by (used for)
 operating activities:
  Depreciation                          1,596                  -                  2,599
  Issue common stock for
   services                                 -             94,500                 94,500

Changes in assets and liabilities:
 (Increase) decrease in assets:
  Other receivables                    (3,806)           (10,000)                (3,806)
  Note receivable,
   Certified Satellite Installers     (90,000)                 -                (90,000)
                              ---------------     --------------      -----------------

 Increase (decrease) in liabilities:
  Accounts payable
   and accrued expenses                27,661              4,193                 46,384
                              ---------------     --------------      -----------------

  Total adjustments                   (64,549)            88,693                 49,677
                              ---------------     --------------      -----------------
     Net cash (used for)
     operating activities            (461,301)          (230,811)              (672,023)
                              ---------------     --------------      -----------------

Cash flows provided by
 (used for) investing
 activities:
  Acquisition of property
   and equipment                       (2,014)            (8,186)               (12,042)
  Notes receivable                          -            (10,000)               (60,000)
  Notes receivable,
   related parties                   (142,296)           (10,000)              (157,296)
  Restricted cash                        (295)                 -                (30,960)
                              ---------------     --------------      -----------------
     Net cash (used for)
     investing activities            (144,605)           (28,186)              (260,298)
                              ---------------     --------------      -----------------

Cash flows provided by
 (used for) financing
 activities:
  Proceeds from sale
   of common stock                     50,000          1,420,917              1,391,147
  Increase in note payable,
   officer                             11,540             10,000                 21,540
                              ---------------     --------------      -----------------
     Net cash provided by
     financing activities              61,540          1,430,917              1,412,687
                              ---------------     --------------      -----------------

Net increase (decrease) in cash      (544,366)         1,171,920                480,366

Cash and cash equivalents,
 beginning of period                1,024,732              9,200                      -
                              ---------------     --------------      -----------------

Cash and cash equivalents,
 end of period                $       480,366     $    1,181,120      $         480,366
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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Management's Discussion and Analysis.

Results of Operations

Three months ended September 30, 2001 as compared to September
30, 2000.

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