Form 10KSB
period 2001-12-31
TRANSAMERICAN HOLDINGS INC
filed 2002-04-24
CIK 1108467

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                      ---------------------
                           FORM 10-KSB
                      ---------------------

       Annual Report Pursuant to Section 13 or 15(d) of the
               Securities and Exchange Act of 1934
           for the Fiscal Year ended December 31, 2001.

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


Check here if the disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending December 31, 2001 were $0.

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the issuer on March 28, 2002, based upon the closing price of such stock on that date ($0.05) was approximately $4,460,169. The number of issuer's shares of Common Stock issued and outstanding as of December 31, 2001 was 16,321,090.

As of the date of this filing, the Company had approximately
16,321,090 shares of Common Stock issued and outstanding.

                   TRANSAMERICAN HOLDINGS, INC.

                           FORM 10-KSB

           for the fiscal year ended December 31, 2001

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

     TransAmerican's sole purpose until this time has been to raise capital and to locate and acquire private on-going businesses. Although our management has been and continues to expend significant time, effort and resources towards identifying possible business opportunities, TransAmerican may still be defined as a "blank check" company under current regulatory guidelines. Any business combination or transaction will likely result in a significant issuance of TransAmerican shares and substantial dilution to our present shareholders.

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

     As a result of our public status, TransAmerican will be able to effectuate private placements and undertake public offerings to (i) raise capital for funding the operations of our partner companies; (ii) provide liquidity for our shareholders; and (iii) use our stock as currency in future acquisitions or investment opportunities. When appropriate, management will craft and deploy an exit strategy for our partner companies, either through a merger, sale or Initial Public Offering (IPO), to further enhance shareholder value for TransAmerican and our partner companies.

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


THE PRESENT OPPORTUNITIES

KMK Restaurants Ltd. / Burger King Franchisee

     TransAmerican has executed a Heads of Terms Agreement (Letter of Intent) to acquire a 49% interest in KMK Restaurants Ltd., a U.K. company ("KMK"). KMK is a franchisee of Burger King Corporation (www.BurgerKing.com) and operates ten restaurants in the U.K. As a result of its solid history of growth, KMK is in a position to expand and take a more aggressive stance in terms of its future growth. To that end, management envisions various avenues of growth available to KMK.

     - Acquisition of existing restaurants from small independent franchisees that are gradually leaving the brand.

     - New restaurant development - Identifying new sites and building new restaurants (either as drive-throughs or as traditional inline restaurants).

Toastissimo

     TransAmerican is also in negotiations to acquire the master franchise rights from Toastissimo France (www.Toastissimo.fr) for North America, including the United States and Canada. TransAmerican is negotiating to acquire the rights for both the Toastissimo restaurants and the bakeries. Toastissimo is a widely-successful French fast food concept that appeals to consumers who are not only concerned about the nutritional content of their meals, but also want superior quality food served fast.

Newscanner Ltd.

     TransAmerican has entered into a Distribution Agreement with Newscanner Ltd. (www.Newscanner.net) to distribute "The Eyeball" throughout the Middle East, the Arabian Gulf and North Africa. The Eyeball is a new, versatile 360 degree electronic display that can be positioned on a wall, suspended from a ceiling or placed on top of a partition, crossbeam or column. TransAmerican intends to market The Eyeball primarily for:

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


ITEM 2.   DESCRIPTION OF PROPERTY.

     TransAmerican maintains its principal executive offices at 9601 Wilshire Boulevard, Suite 620, Beverly Hills, California 90210, which we utilize as our main corporate business office. Our lease is for a term of four (4) years, commencing on July 1, 2000, with an annual rental rate of $105,706. The space consists of approximately 3,080 square feet, which is, in the opinion of management, adequate for the Company's needs for the foreseeable future. The office is covered by insurance on the premises and its contents under a policy issued by Farmer's Insurance Company.


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

     As of the date of this filing, TransAmerican has approximately 67 common shareholders of record, not including an undetermined number of common shareholders holding shares in "street name" in a brokerage account, holding 16,321,090 shares of Common Stock.

     The table below reflects the high and low "bid" and "ask" quotations for the Company's Common Stock for each of the calendar years covered by this report. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


   2000              HIGH                LOW
-----------         ------              ------
1st Quarter                    N/A
2nd Quarter         2.56                0.13
3rd Quarter         2.50                1.875
4th Quarter         2.50                1.25


   2001              HIGH                LOW
-----------         ------              ------
1st Quarter         2.50                1.25
2nd Quarter         4.00                2.00
3rd Quarter         1.01                0.15
4th Quarter         0.12                0.02


     (b)  Other.

     TransAmerican securities are considered low-priced or "designated" securities under rules promulgated under the Securities and Exchange Act of 1934. Penny Stock Regulation and Broker-Dealer practices in connection with transactions in "Penny Stocks" are regulated by certain rules adopted by the Securities and Exchange Commission. Rule 15g-9 under the Exchange Act establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Therefore, the Company's stock will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

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

     (e)  Transfer Agent.

     The Transfer Agent for TransAmerican Common Stock is
Manhattan Transfer Registrar Co., 58 Dorchester Road, Lake
Ronkonkoma, New York 11779.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Management's Discussion and Analysis.

     TransAmerican's current cash assets decreased from $1,055,397 at December 31, 2000, to $192,949 at December 31,
2001. We received cash as a result of the sale of additional shares of our Common Stock. All share sales and issuances were made in compliance with all applicable federal and state securities laws.

     Total expenses increased to $595,075 for the year ended December 31, 2001, as compared to $319,992 for the year ended December 31, 2000. The increase in expenses resulted primarily from professional fees and expenses incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates. In addition, management, in consultation with our auditors, has determined that the $90,000 note receivable from Certified Satellite Installers, Inc. is uncollectible as of the date of this filing and, therefore, must be charged to expenses and offset by a reserve account.

     Although TransAmerican has not yet finalized the acquisition of an on-going business, we are in advanced negotiations with various domestic and international entities. The negotiations are with going businesses in varied sectors of the market. (See
Part I, Item 1, Description of Business). We expect to conclude at least one of these acquisitions in the second quarter of 2001.

     Presently, TransAmerican has no earnings from operations, and we will continue to sustain nominal losses until we acquire an income-generating business. We have sufficient working capital to cover our operating costs until we conclude an acquisition of an on-going business.

Plan of Operation.

     TransAmerican intends to seek and acquire assets or shares of an entity actively engaged in a business that generates revenues in exchange for our securities. We have identified potential business opportunities and have entered into discussions with several companies. However, we have not yet entered into any definitive agreements or understandings as of the date of this filing.

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

Changes in Securities.

     There were no changes in the securities of the Company in the fourth quarter of the fiscal year covered by this report.

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


ITEM 7.   FINANCIAL STATEMENTS.

     The following financial statements are attached to this report and filed as a part hereof:

     1)   Audited Consolidated Financial Statements as of
          December 31, 2001 and December 31, 2000

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                      FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 2001




                             CONTENTS

                                                       Page

Independent Auditors' Report                           1

Financial Statements:
  Balance Sheet                                        2
  Statement of Operations                              3
  Statement of Stockholders' Equity                    4
  Statement of Cash Flows                              5
  Notes to Financial Statements                        6-11

                   INDEPENDENT AUDITORS' REPORT




Board of Directors
TransAmerican Holdings, Inc.
Beverly Hills, California


We have audited the accompanying balance sheet of TransAmerican Holdings, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransAmerican Holdings, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 16, 2002

                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                      BALANCE SHEET
                                    DECEMBER 31, 2001


                                         ASSETS

Current assets:
  Cash                                        $   192,949
  Interest receivable                               2,363
  Notes receivable, less allowance for
   uncollectible amounts of $90,000                60,000
  Notes receivable, related parties               357,296
                                              -----------

Total current assets                                      $   612,608

Property and equipment, net of
  accumulated depreciation and amortization                     8,807

Cash - restricted                                              31,063
                                                          -----------

                                                          $   652,478
                                                          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses       $    33,787
  10% note payable, officer                        21,540
                                              -----------

Total current liabilities                                 $    55,327

Stockholders' equity:
  Common stock; $.001 par value, 100,000,000
   shares authorized, 17,171,090 shares
   issued and 16,321,090 outstanding          $    16,321
  Subscriptions receivable                        (83,750)
  Additional paid-in capital                    1,553,076
  Deficit accumulated during
   development stage                             (888,496)
                                              -----------

Total stockholders' equity                                    597,151
                                                          -----------

                                                          $   652,478
                                                          ===========


                      See accompanying notes to financial statements.


                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                 STATEMENT OF OPERATIONS

                              YEAR ENDED DECEMBER 31, 2001


                                                                      From inception on
                                        For the year ended            July 22, 1996 to
                              December 31, 2001   December 31, 2000   December 31, 2001
                              -----------------   -----------------   -----------------

Net revenues                  $         -         $         -         $         -

Cost of sales                           -                   -                   -
                              -----------------   -----------------   -----------------

Gross profit                            -                   -                   -

General and
 administrative expenses           595,075             319,992             920,167
                              -----------------   -----------------   -----------------

Net loss from operations
 before interest income       $   (595,075)           (319,992)       $   (920,167)

Interest income                     31,671                  -               31,671
                              -----------------   -----------------   -----------------

Net loss                      $   (563,404)       $   (319,992)       $   (888,496)
                              =================   =================   =================

Net loss per share,
 basic and diluted            $       (.03)       $       (.02)
                              =================   =================

Weighted average number of
 shares outstanding, basic
 and diluted                    16,296,090          14,538,989
                              =================   =================



                      See accompanying notes to financial statements.



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF STOCKHOLDERS' EQUITY

                              YEAR ENDED DECEMBER 31, 2001



                                                                           Deficit
                                                                           accumulated    Total
                        Common stock         Additional                    during         stock-
                    ----------------------    paid in       Subscription   development   holders'
                    Shares       Amount       capital        receivable    stage          equity
                    ----------------------------------------------------------------------------------

Balance at
 January 1, 2000    11,300,000   $ 11,300    $   3,000      $              $   (5,100)    $     9,200

Issuance of common stock
 for cash during
 March 2000,
 net of shares issued
 for services        1,445,090      1,445      296,100                                        297,545

Issuance of common stock
 for cash during
 April 2000            230,000        230      114,770                                        115,000

Issuance of common stock
 for cash during
 May 2000            1,918,000      1,918      670,790                                        672,708

Issuance of common stock
 for cash during
 June 2000             913,000        913      142,150                                        143,063

Issuance of common stock
 for cash during
 July 2000             465,000        465      226,337           (33,750)                     193,052

Net loss for
 the year ended
 December 31, 2000                                                           (319,992)       (319,992)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 December 31, 2000  16,271,090   $ 16,271  $ 1,453,147         $ (33,750)   $(325,092)    $ 1,110,576

Issuance of common stock
 for cash during
 June 2001              50,000         50       99,929           (50,000)                      49,979

Net loss for
 the year ended
 December 31, 2001                                                           (563,404)       (563,404)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 December 31, 2001  16,321,090   $ 16,321  $ 1,553,076         $ (83,750)   $(888,496)    $   597,151
                    ==========   ========  ===========         =========    =========     ===========


                      See accompanying notes to financial statements.


                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                 STATEMENT OF CASH FLOWS

                              YEAR ENDED DECEMBER 31, 2001

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      From inception on
                                        For the year ended            July 22, 1996 to
                              December 31, 2001   December 31, 2000   December 31, 2001
                              -----------------   -----------------   -----------------

Cash flows provided by
 (used for) operating
 activities:
  Net loss                    $   (563,404)       $   (319,992)       $   (888,496)

Adjustments to reconcile net loss
 to net cash provided by (used for)
 operating activities:
  Depreciation                       2,334               1,003               3,337
  Reserve for bad debt              90,000                  -               90,000
  Issuance of common stock for
   services in connection with
   private placement                    -               94,500              94,500

Changes in assets and liabilities:
 (Increase) decrease in assets:
  Interest receivable               (2,363)                 -               (2,363)

 Increase (decrease) in liabilities:
  Accounts payable and
   accrued expenses                 14,941              18,846              33,787
                              -----------------   -----------------   -----------------

  Total adjustments                104,912             114,349             219,261
                              -----------------   -----------------   -----------------

  Net cash used for
   operating activities           (458,492)           (205,643)           (669,235)
                              -----------------   -----------------   -----------------

Cash flows provided by (used for)
 investing activities:
  Acquisition of property
   and equipment                    (2,116)            (10,028)            (12,144)
  Notes receivable                 (90,000)            (60,000)           (150,000)
  Notes receivable,
   related parties                (342,296)            (15,000)           (357,296)
  Restricted cash                     (398)            (30,665)            (31,063)
                              -----------------   -----------------   -----------------

  Net cash used for
   investing activities           (434,810)           (115,693)           (550,503)
                              -----------------   -----------------   -----------------

Cash flows provided by (used for)
 financing activities:
  Proceeds from sale of
   common stock                     49,979           1,326,868           1,391,147
  Increase in note payable,
   officer                          11,540              10,000              21,540
                              -----------------   -----------------   -----------------

  Net cash provided by
   financing activities             61,519           1,336,868           1,412,687
                              -----------------   -----------------   -----------------

Net increase (decrease) in cash   (831,783)          1,015,532             102,949
Cash, beginning of year          1,024,732               9,200                  -
                              -----------------   -----------------   -----------------

Cash, end of year             $    192,949        $  1,024,732        $    192,949
                              =================   =================   =================

No amounts were paid for
 interest or taxes


                      See accompanying notes to financial statements.


                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 2001



(1)  Summary of Significant Accounting Policies:

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

     Basis of Presentation:

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the Company as a going concern.

          The financial statements do not include any adjustments, relating to the recoverability and reclassification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

     Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value:

          Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 2001



(1)  Summary of Significant Accounting Policies, Continued:

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

     Comprehensive Income:

          The Company does not have "other comprehensive income
          (loss)".  Therefore no statement of comprehensive
          income (loss) has been presented.

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

     Income Taxes:

          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which adopts the asset and liability approach to measurement of temporary differences between financial reporting and income tax return reporting. The principal temporary difference is the net operating loss carryforward of approximately $785,000 at December 31, 2001. A deferred asset has been provided and completely offset by a valuation allowance, because its utilization does not appear to be reasonably assured. Federal net operating loss carryforwards expire through December 31, 2021 and California state net operating loss carryforwards expire through December 31, 2011.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 2001



(1)  Summary of Significant Accounting Policies, Continued:

     Development Stage Enterprise:

          The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception of TransAmerican Holdings have been considered as part of the Company's development stage activities.

     Net Loss Per Share:

          Net loss per share has been computed using the weighted average number of shares outstanding. As of December
          31, 2001, the Company had no dilutive common stock equivalents such as stock options.

     New Accounting Pronouncements:

          In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principals Boards ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001, and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The adoption did not have a material impact on the Company's financial position or results of operations.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 2001



(1)  Summary of Significant Accounting Policies, Continued:

     New Accounting Pronouncements, Continued:

          In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

(2)  Restricted Cash:

     Funds have been restricted as collateral to a sublease agreement with the Company's landlord.

(3)  Notes Receivable:

     A summary is as follows:

     Note receivable, ToySyndicate.com, Inc., secured
          by all assets of the debtor and personal
          guarantees of the debtor's principal
          shareholders, with interest payable monthly
          at 10%, and principal and any unpaid interest
          due on February 1, 2003.                                 $ 60,000

     Note receivable, Certified Satellite Installers,
          Inc., secured by substantially all of the
          debtor's assets, with interest payable
          monthly at 10%, and principal and any unpaid
          interest due on September 21, 2002.                        90,000
                                                         --------

          Balance receivable as of December 31, 2001      150,000
          Less allowance for uncollectible amounts         90,000
                                                         --------

                                                         $ 60,000
                                                         ========

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 2001



(3)  Stockholders' Equity, Continued:

     The Note Receivable, Certified Satellite Installers, Inc. ("CSI"), has been completely offset by a reserve account as CSI does not have operations or the assets to pay for the note. CSI is in the process of signing an agreement with another entity where the other entity will purchase all assets and assume all liabilities of CSI. As of April 16, 2002, no agreement had been finalized.

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

     Notes receivable, related parties are secured by 2,500,000 shares of the Company's common stock which the Payor is the designated owner and beneficiary of, and is payable in one single payment including interest at 10%, on November 15, 2002.

(5)  Property and Equipment:

     A summary is as follows:

          Furniture and fixtures             $    5,064
          Office equipment                        7,080
                                             ----------

                                                 12,144
          Less accumulated depreciation           3,337
                                             ----------
                                             $    8,807
                                             ==========

     Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $2,334 and $1,003.

(6)  Stockholders' Equity:

     In July 1996, the Company issued 5,000 shares of its no par value common stock in consideration of $5,000 in cash.

     In January 1999, the state of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares with no par value to 100,000,000 common shares with $0.001 par value stock.

     In October 1999, the Company had a forward stock split of 400:1 thus increasing the outstanding common stock of the corporation from 5,000 common shares to 2,000,000 common shares.

     In November 1999, the Company issued 100,000 of its $0.001 par value common stock for $100 in services.

     In November 1999, the Company issued 9,200,000 of its $0.001 par value common stock for $9,200 in cash.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 2001



(6)  Stockholders' Equity, Continued:

     In November 1999, the Company changed its name from Health
     Research, Ltd., to TransAmerican Holdings, Inc.

     In March 2000, the Company commenced a private placement of 1,095,090 shares of the Company's common stock at a purchase price ranging from $0.25 to $0.50 per share. The private placement was exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the private placement were restricted securities as defined in Rule 144. An additional 350,000 shares of the Company's common stock, valued at $94,500, were issued to the outside consultant for the services rendered in connection with this private placement. The offering generated net proceeds of $297,545.

     In April 2000, the Company issued 230,000 shares of its $0.001 par value common stock for $115,000 in cash.

     In May 2000, the Company issued 1,918,000 shares of its $0.001 par value common stock for $672,708 in cash.

     In June 2000, the Company issued 913,000 shares of its $0.001 par value common stock for $143,063 in cash.

     In July 2000, the Company issued 465,000 shares of its $0.001 par value common stock for $193,052 in cash.

     In June 2001, the Company issued 50,000 shares of its $0.001 par value common stock for $49,979 in cash and $50,000 in subscription receivable.

(7)  Commitments:

     The Company leases the facility used for its operations under a lease agreement expiring June 2004. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2001:

          Year ending December 31,
              2002                      $    108,172
              2003                           112,499
              2004                            47,638
                                        ------------

                                        $    268,309
                                        ============

     Rent expense amounted to $104,012 and $71,090 for the years ended December 31, 2001 and 2000.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting or financial disclosure during the period covered by this Report.



                             PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS

     The directors and officers of the Company, as of the date of this filing, are as follows:

Name                     Age       Position
-----------------        ---       ---------------
Najib E. Choufani        62        Chairman, CEO, President,
                                   Secretary & Treasurer
Saad A. Al-Rossais       34        Honorary President
Tarek Choufani           22        Director


     The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the discretion of any other person. Mr. Tarek Choufani is the son of Mr. Najib Choufani. Except as otherwise disclosed herein, there are no family relationships between any executive officers or directors of the Company.

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

TAREK CHOUFANI -    Director

     Tarek Choufani has served as a Director of the Company since December 2001. Currently, he is studying at the University of California at Los Angeles where he is pursuing a bachelor's degree with an emphasis in business, economics and marketing. We feel that Mr. Choufani will bring to the Company a fresh and unique perspective as we pursue new acquisitions and investments.

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

     As of December 31, 2001, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by TransAmerican for the benefit of its officers, directors or employees.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth, as of December 31, 2001, the security and beneficial ownership interest for each class of equity securities known by the Company to have more than five
(5%) percent of the voting securities.


Title of       Name and address         Amount and nature   Percentage
class          of beneficial            of beneficial       of class
               Owner                    ownership (1)
-----------    -----------------------  -----------------   ----------

Common         Najib E. Choufani         9,200,000            56.4%
               9601 Wilshire Boulevard  (affiliate)
               Suite 620
               Beverly Hills, CA 90210


     (1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


     (b)  Security Ownership of Management.

     The following table sets forth, as of December 31, 2001, the beneficial ownership for each class of equity securities of the Company beneficially owned by all directors and officers of the Company.


Title of       Name and address         Amount and nature   Percentage
class          of beneficial            of beneficial       of class
               Owner                    ownership (1)
-----------    -----------------------  -----------------   ----------

Common         Najib E. Choufani         9,200,000            56.4%
               9601 Wilshire Boulevard  (affiliate)
               Suite 620
               Beverly Hills, CA 90210

Common         Tarek Choufani                -                 -
               9601 Wilshire Boulevard  (affiliate)
               Suite 620
               Beverly Hills, CA 90210

Common         All Officers and          9,200,000            56.4%
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


                   TRANSAMERICAN HOLDINGS, INC.


Date: April 16, 2002               By: /s/ Najib E. Choufani
                                      -------------------------
                                      Najib E. Choufani
                                      Chairman and CEO


Date: April 16, 2002               By: /s/ Tarek Choufani
                                      -------------------------
                                      Tarek Choufani
                                      Director