Form 10QSB
period 2002-03-31
TRANSAMERICAN HOLDINGS INC
filed 2002-05-20
CIK 1108467

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                      ---------------------
                           FORM 10-QSB
                      ---------------------

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2002

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

               for the quarter ended March 31, 2002

                        TABLE OF CONTENTS


Part I.   Financial Information
-------
Item 1.   Financial Statements

          Balance Sheet as of March 31, 2002 (unaudited).

          Statements of Operations for the three months ended
          March 31, 2002 (unaudited) and March 31, 2001
          (unaudited) and from inception on July 22, 1996 to March 31, 2002 (unaudited).

          Statement of Stockholders' Equity for the Period from inception to March 31, 2002 (unaudited).

          Statements of Cash Flows for the three months ended
          March 31, 2002 (unaudited) and March 31, 2001
          (unaudited) and from inception on July 22, 1996 to March 31, 2002 (unaudited).

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



                              PART I


ITEM 1.   FINANCIAL STATEMENTS.


                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                      FINANCIAL STATEMENTS

               THREE MONTHS ENDED MARCH 31, 2002


                             CONTENTS

                                                       Page

Financial Statements:
  Balance Sheet                                        2
  Statements of Operations                             3
  Statement of Stockholders' Equity                    4
  Statements of Cash Flows                             5
  Notes to Financial Statements                        6-7

                               TRANSAMERICAN HOLDINGS, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)

                              BALANCE SHEET - MARCH 31, 2002
                                        (UNAUDITED)

                                          ASSETS

Current assets:
  Cash                                        $   107,658
  Notes receivable, less allowance for
   uncollectible amounts of $90,000                54,000
  Notes receivable, related parties               357,296
                                              -----------

Total current assets                                      $   518,954

Property and equipment, net of
  accumulated depreciation and amortization                     8,070

Cash - restricted                                              32,436
                                                          -----------

                                                          $   559,460
                                                          ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses       $    34,284
  10% note payable, officer                         5,000
                                              -----------

Total current liabilities                                 $    39,284

Stockholders' equity:
  Common stock; $.001 par value, 100,000,000
   shares authorized, 17,171,090 shares
   issued and 16,321,090 outstanding          $    16,321
  Subscriptions receivable                        (83,750)
  Additional paid-in capital                    1,553,076
  Deficit accumulated during
   development stage                             (965,471)
                                              -----------

Total stockholders' equity                                    520,176
                                                          -----------

                                                          $   559,460
                                                          ===========



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF OPERATIONS


                                                                      From inception on
                                   For the three months ended         July 22, 1996 to
                               March 31, 2002     March 31, 2001      March 31, 2002
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)

Net revenues                  $             -     $            -      $               -

Cost of sales                               -                  -                      -
                              ---------------     --------------      -----------------
Gross profit                                -                  -                      -

General and administrative
 expenses                              81,184            127,113              1,001,351
                              ---------------     --------------      -----------------

Net Loss from operations
 before interest income               (81,184)          (127,113)            (1,001,351)

Interest income                         4,209             13,072                 35,880
                              ---------------     --------------      -----------------

Net loss                      $       (76,975)    $     (114,041)     $        (965,471)
                              ===============     ==============      =================

Net loss per share,
 basic and diluted            $         (0.00)    $        (0.01)
                              ===============     ==============

Weighted average number
 of shares outstanding,
 basic and diluted                 16,321,090         16,271,090
                              ===============     ==============



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF STOCKHOLDERS' EQUITY



                                                                           Deficit
                                                                           accumulated    Total
                        Common stock         Additional                    during         stock-
                    ----------------------    paid-in       Subscription   development   holders'
                    Shares       Amount       capital        receivable    stage          equity
                    ----------------------------------------------------------------------------------

Balance at
 January 1, 2000    11,300,000   $ 11,300    $   3,000      $              $   (5,100)    $     9,200

Issuance of common stock
 for cash during
 March 2000,
 net of shares issued
 for services        1,445,090      1,445      296,100                                        297,545

Issuance of common stock
 for cash during
 April 2000            230,000        230      114,770                                        115,000

Issuance of common stock
 for cash during
 May 2000            1,918,000      1,918      670,790                                        672,708

Issuance of common stock
 for cash during
 June 2000             913,000        913      142,150                                        143,063

Issuance of common stock
 for cash during
 July 2000             465,000        465      226,337           (33,750)                     193,052

Net loss for
 the year ended
 December 31, 2000                                                           (319,992)       (319,992)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 December 31, 2000  16,271,090   $ 16,271  $ 1,453,147         $ (33,750)   $(325,092)    $ 1,110,576

Issuance of common stock
 for cash during
 June 2001              50,000         50       99,929           (50,000)                      49,979

Net loss for
 the year ended
 December 31, 2001                                                           (563,404)       (563,404)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 December 31, 2001  16,321,090   $ 16,321  $ 1,553,076         $ (83,750)   $(888,496)    $   597,151
                    ----------   --------  -----------         ---------    ---------     -----------

Net loss for
 the three months ended
 March 31, 2002
 (unaudited)                                                                  (76,975)        (76,975)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 March 31, 2002
 (unaudited)        16,321,090   $ 16,321  $ 1,553,076         $ (83,750)   $(965,471)    $   520,176
                    ==========   ========  ===========         =========    =========     ===========






                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF CASH FLOWS

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      From inception on
                                   For the three months ended         July 22, 1996 to
                               March 31, 2002     March 31, 2001      March 31, 2002
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)

Cash flows provided by
 (used for) operating
 activities:
  Net loss                    $    (76,975)       $   (114,041)       $   (965,471)

Adjustments to reconcile net loss
 to net cash provided by (used for)
 operating activities:
  Depreciation                         737                 526               4,074
  Reserve for bad debt               4,725                  -               94,725
  Issuance of common stock for
   services in connection with
   private placement                    -                   -               94,500

Changes in assets and liabilities:
 (Increase) decrease in assets:
  Interest receivable               (2,362)            (13,273)             (4,725)

 Increase (decrease) in liabilities:
  Accounts payable and
   accrued expenses                    497              24,190              34,284
                              -----------------   -----------------   -----------------

  Total adjustments                  3,597              11,443             222,858
                              -----------------   -----------------   -----------------

  Net cash used for
   operating activities            (73,378)           (102,598)           (742,613)
                              -----------------   -----------------   -----------------

Cash flows provided by (used for)
 investing activities:
  Acquisition of property
   and equipment                        -                 (744)            (12,144)
  Decrease in
   notes receivable                  6,000                  -             (144,000)
  Notes receivable,
   related parties                      -             (130,000)           (357,296)
  Restricted cash                   (1,373)                 -              (32,436)
                              -----------------   -----------------   -----------------

  Net cash provided by (used for)
   investing activities              4,627            (130,744)           (545,876)
                              -----------------   -----------------   -----------------

Cash flows provided by (used for)
 financing activities:
  Proceeds from sale of
   common stock                         -                   -            1,391,147
  Payments on note payable,
   officer                         (16,540)             (5,000)              5,000
                              -----------------   -----------------   -----------------

  Net cash provided by (used for)
   financing activities            (16,540)             (5,000)          1,396,147
                              -----------------   -----------------   -----------------

Net increase (decrease) in cash    (85,291)           (238,342)            107,658
Cash, beginning of year            192,949           1,024,732                  -
                              -----------------   -----------------   -----------------

Cash, end of period           $    107,658        $    786,390        $    107,658
                              =================   =================   =================


Supplemental disclosure of cash flow information:
  No amounts were paid for
   interest or taxes



                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO FINANCIAL STATEMENTS

               THREE MONTHS ENDED MARCH 31, 2002




(1)  Summary of Significant Accounting Policies:

     Interim Financial Statements:

          The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of TransAmerican Holdings, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2001.

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

     Use of Estimates:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

               THREE MONTHS ENDED MARCH 31, 2002




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

     Net Loss Per Share:

          The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. Net loss per share has been computed using the weighted average number of shares outstanding. As of March 31, 2002, the Company had no dilutive common stock such as stock options.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Management's Discussion and Analysis.

Results of Operations

Three months ended March 31, 2002 as compared to March 31, 2001.

Revenues

     We are a development stage company. There were no revenues for the three months ended March 31, 2002 and March 31, 2001.

General and Administrative Expenses

     Total expenses amounted to $81,184 for the quarter ended March 31, 2002, as compared to $127,113 at March 31, 2001. The expenses resulted primarily from costs incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates.

Loss from Operations

     The Company incurred a loss from operations of $81,184 for the quarter ended March 31, 2002, as compared to $127,113 at March 31, 2001.

Net loss

     The Company had a net loss of $76,975 or $(0.00) per share for the three months ended March 31, 2002 as compared to $114,041 or $(0.01) per share for the three months ended March 31, 2001.

Liquidity and Capital Resources

     Although TransAmerican has not yet finalized the acquisition of an on-going business, we are in advanced negotiations with various domestic and international entities. The negotiations are with going businesses in varied sectors of the market. We expect to conclude at least one of these acquisitions in the second quarter of 2002.

     Presently, TransAmerican has no earnings from operations, and we will continue to sustain nominal losses until we acquire an income-generating business. We believe that we have sufficient working capital to cover our operating costs until we conclude an acquisition of an on-going business.

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


                   TRANSAMERICAN HOLDINGS, INC.


Date: May 16, 2002                 By: /s/ Najib E. Choufani
                                      -------------------------
                                      Najib E. Choufani
                                      Chairman and CEO


Date: May 16, 2002                 By: /s/ Tarek Choufani
                                      -------------------------
                                      Tarek Choufani
                                      Director