Form 10QSB
period 2002-06-30
TRANSAMERICAN HOLDINGS INC
filed 2002-08-19
CIK 1108467

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                      ---------------------
                           FORM 10-QSB
                      ---------------------

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended June 30, 2002

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


As of the date of this filing, the Company had 16,321,090 shares of Common Stock issued and outstanding.

                   TRANSAMERICAN HOLDINGS, INC.

                           FORM 10-QSB

               for the quarter ended June 30, 2002

                        TABLE OF CONTENTS


Part I.   Financial Information
-------
Item 1.   Financial Statements

          Balance Sheet as of June 30, 2002 (unaudited).

          Statements of Operations for the three and six months ended June 30, 2002 (unaudited) and June 30, 2001
          (unaudited) and from inception on July 22, 1996 to June
          30, 2002 (unaudited).

          Statement of Stockholders' Equity for the Period from inception to June 30, 2002 (unaudited).

          Statements of Cash Flows for the six months ended June
          30, 2002 (unaudited) and June 30, 2001 (unaudited) and from inception on July 22, 1996 to June 30, 2002
          (unaudited).

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



                              PART I


ITEM 1.   FINANCIAL STATEMENTS.


                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                      FINANCIAL STATEMENTS

                THREE MONTHS ENDED JUNE 30, 2002


                             CONTENTS

                                                       Page

Financial Statements:
  Balance Sheet                                        2
  Statements of Operations                             3
  Statement of Stockholders' Equity                    5
  Statements of Cash Flows                             6
  Notes to Financial Statements                        7-8

                               TRANSAMERICAN HOLDINGS, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)

                               BALANCE SHEET - JUNE 30, 2002
                                        (UNAUDITED)

                                          ASSETS

Current assets:
  Cash                                        $    80,775
  Notes receivable, less allowance for
   uncollectible amounts of $94,725                51,959
  Notes receivable, related parties               289,360
                                              -----------

Total current assets                                      $   422,094

Property and equipment, net of
  accumulated depreciation and amortization                     7,432

Cash - restricted                                              32,436
                                                          -----------

                                                          $   461,962
                                                          ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses       $    22,746
                                              -----------

Stockholders' equity:
  Common stock; $.001 par value, 100,000,000
   shares authorized, 17,171,090 shares
   issued and 16,321,090 outstanding          $    16,321
  Subscriptions receivable                        (83,750)
  Additional paid-in capital                    1,553,076
  Deficit accumulated during
   development stage                           (1,046,431)
                                              -----------

Total stockholders' equity                                    439,216
                                                          -----------

                                                          $   461,962
                                                          ===========



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF OPERATIONS


                                  For the three months ended
                               June 30, 2002      June 30, 2001
                              ---------------     --------------
                                (Unaudited)         (Unaudited)

Net revenues                  $             -     $            -

Cost of sales                               -                  -
                              ---------------     --------------
Gross profit                                -                  -

General and administrative
 expenses                              80,511            185,762
                              ---------------     --------------

Net loss from operations
 before interest income               (80,511)          (185,762)

Interest income                           145              8,145
                              ---------------     --------------

Net loss                      $       (80,366)    $     (177,617)
                              ===============     ==============

Net loss per share,
 basic and diluted            $         (0.00)    $        (0.01)
                              ===============     ==============

Weighted average number
 of shares outstanding,
 basic and diluted                 16,321,090         16,321,090
                              ===============     ==============


                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF OPERATIONS


                                                                      From inception on
                                  For the six months ended            July 22, 1996 to
                               June 30, 2002      June 30, 2001       June 30, 2002
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)

Net revenues                  $             -     $            -      $               -

Cost of sales                               -                  -                      -
                              ---------------     --------------      -----------------
Gross profit                                -                  -                      -

General and administrative
 expenses                             162,289            312,960              1,082,456
                              ---------------     --------------      -----------------

Net loss from operations
 before interest income              (162,289)          (312,960)            (1,082,456)

Interest income                         4,354             21,217                 36,025
                              ---------------     --------------      -----------------

Net loss                      $      (157,935)    $     (291,743)     $      (1,046,431)
                              ===============     ==============      =================

Net loss per share,
 basic and diluted            $         (0.01)    $        (0.02)
                              ===============     ==============

Weighted average number
 of shares outstanding,
 basic and diluted                 16,321,090         16,321,090
                              ===============     ==============



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF STOCKHOLDERS' EQUITY



                                                                           Deficit
                                                                           accumulated    Total
                        Common stock         Additional                    during         stock-
                    ----------------------    paid-in       Subscription   development   holders'
                    Shares       Amount       capital        receivable    stage          equity
                    ----------------------------------------------------------------------------------

Balance at
 January 1, 2000    11,300,000   $ 11,300    $   3,000      $              $   (5,100)    $     9,200

Issuance of common stock
 for cash during
 March 2000,
 net of shares issued
 for services        1,445,090      1,445      296,100                                        297,545

Issuance of common stock
 for cash during
 April 2000            230,000        230      114,770                                        115,000

Issuance of common stock
 for cash during
 May 2000            1,918,000      1,918      670,790                                        672,708

Issuance of common stock
 for cash during
 June 2000             913,000        913      142,150                                        143,063

Issuance of common stock
 for cash during
 July 2000             465,000        465      226,337           (33,750)                     193,052

Net loss for
 the year ended
 December 31, 2000                                                           (319,992)       (319,992)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 December 31, 2000  16,271,090   $ 16,271  $ 1,453,147         $ (33,750)   $(325,092)    $ 1,110,576

Issuance of common stock
 for cash during
 June 2001              50,000         50       99,929           (50,000)                      49,979

Net loss for
 the year ended
 December 31, 2001                                                           (563,404)       (563,404)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 December 31, 2001  16,321,090   $ 16,321  $ 1,553,076         $ (83,750)   $(888,496)    $   597,151
                    ----------   --------  -----------         ---------    ---------     -----------

Net loss for
 the six months ended
 June 30, 2002
 (unaudited)                                                                 (157,935)       (157,935)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 June 30, 2002
 (unaudited)        16,321,090   $ 16,321  $ 1,553,076         $ (83,750) $(1,046,431)    $   439,216
                    ==========   ========  ===========         =========    =========     ===========






                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF CASH FLOWS

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      From inception on
                                   For the six months ended           July 22, 1996 to
                               June 30, 2002      June 30, 2001       June 30, 2002
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)

Cash flows provided by
 (used for) operating
 activities:
  Net loss                    $   (157,935)       $   (291,743)       $ (1,046,431)

Adjustments to reconcile net loss
 to net cash provided by (used for)
 operating activities:
  Depreciation                       1,475               1,070               4,812
  Reserve for bad debt               4,725                  -               94,725
  Issuance of common stock for
   services in connection with
   private placement                    -                   -               94,500

Changes in assets and liabilities:
 (Increase) decrease in assets:
  Interest receivable               (2,362)                 -               (4,725)
  Other receivable                      -              (18,006)                 -

 Increase (decrease) in liabilities:
  Accounts payable and
   accrued expenses                (11,041)             18,239              22,746
                              -----------------   -----------------   -----------------

  Total adjustments                 (7,203)              1,303             212,058
                              -----------------   -----------------   -----------------

  Net cash used for
   operating activities           (165,138)           (290,440)           (834,373)
                              -----------------   -----------------   -----------------

Cash flows provided by (used for)
 investing activities:
  Payments for property
   and equipment                      (100)             (2,014)            (12,244)
  Proceeds from
   notes receivable                  8,041                  -             (141,959)
  Proceeds from notes
   receivable, related parties      67,936            (130,000)           (289,360)
  Restricted cash                   (1,373)                 -              (32,436)
                              -----------------   -----------------   -----------------

  Net cash provided by (used for)
   investing activities             74,504            (132,014)           (475,999)
                              -----------------   -----------------   -----------------

Cash flows provided by (used for)
 financing activities:
  Proceeds from sale of
   common stock                         -               49,979           1,391,147
  Payments on note payable,
   officer                         (21,540)             (5,000)                 -
                              -----------------   -----------------   -----------------

  Net cash provided by (used for)
   financing activities            (21,540)             44,979           1,391,147
                              -----------------   -----------------   -----------------

Net increase (decrease) in cash   (112,174)           (377,475)             80,775
Cash, beginning of period          192,949           1,024,732                  -
                              -----------------   -----------------   -----------------

Cash, end of period           $     80,775        $    647,257        $     80,775
                              =================   =================   =================


Supplemental disclosure of cash flow information:
  No amounts were paid for
   interest or taxes



                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO FINANCIAL STATEMENTS

                 SIX MONTHS ENDED JUNE 30, 2002




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

                 SIX MONTHS ENDED JUNE 30, 2002




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

     Net Loss Per Share:

          The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. Net loss per share has been computed using the weighted average number of shares outstanding. As of June 30, 2002, the Company had no dilutive common stock such as stock options.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Management's Discussion and Analysis.

Results of Operations

Three months ended June 30, 2002 as compared to June 30, 2001.

Revenues

     We are a development stage company. There were no revenues for the three months ended June 30, 2002 and June 30, 2001.

General and Administrative Expenses

     Total expenses amounted to $80,511 for the three months ended June 30, 2002, as compared to $185,762 at June 30, 2001. The expenses resulted primarily from costs incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates.

Loss from Operations

     The Company incurred a loss from operations of $80,511 for the quarter ended June 30, 2002, as compared to $185,762 at June
30, 2001.

Net loss

     The Company had a net loss of $80,366 or $(0.00) per share for the three months ended June 30, 2002 as compared to $177,617 or $(0.01) per share for the three months ended June 30, 2001.

Six months ended June 30, 2002 as compared to June 30, 2001.

Revenues

There were no revenues for the six months ended June 30, 2002 and June 30, 2001.

General and Administrative Expenses

Total expenses amounted to $162,289 for the six months ended June
30, 2002, as compared to $312,960 at June 30, 2001. The expenses resulted primarily from costs incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates.

Loss from Operations

The Company incurred a loss from operations of $162,289 for the six months ended June 30, 2002, as compared to $312,960 at June
30, 2001.

Net loss

The Company had a net loss of $157,935 or $(0.01) per share for the six months ended June 30, 2002 as compared to $291,743 or $(0.02) per share for the six months ended June 30, 2001.

Liquidity and Capital Resources

     Although TransAmerican has not yet finalized the acquisition of an on-going business, we are in advanced negotiations with various domestic and international entities. The negotiations are with going businesses in varied sectors of the market. We expect to conclude at least one of these acquisitions in the third quarter of 2002.

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


                   TRANSAMERICAN HOLDINGS, INC.


Date: August 19, 2002              By: /s/ Najib E. Choufani
                                      -------------------------
                                      Najib E. Choufani
                                      Chairman and CEO


Date: August 19, 2002              By: /s/ Tarek Choufani
                                      -------------------------
                                      Tarek Choufani
                                      Director

                   CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350
                     AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of TRANSAMERICAN HOLDINGS, INC. on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

     1.   The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Company.



     Date:  August 19, 2002             /s/ Najib Choufani
                                        Najib Choufani
                                        Chairman and CEO