Form 10QSB
period 2002-09-30
TRANSAMERICAN HOLDINGS INC
filed 2002-11-19
CIK 1108467

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                      ---------------------
                           FORM 10-QSB
                      ---------------------

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended September 30, 2002

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


As of September 30, 2002, the Company had 17,121,090 shares of
Common Stock issued and outstanding.

                   TRANSAMERICAN HOLDINGS, INC.

                           FORM 10-QSB

             for the quarter ended September 30, 2002

                        TABLE OF CONTENTS


Part I.   Financial Information
-------
Item 1.   Financial Statements

          Balance Sheet as of September 30, 2002 (unaudited).

          Statements of Operations for the three and nine months ended September 30, 2002 (unaudited) and September 30,
          2001 (unaudited) and from inception on July 22, 1996 to September 30, 2002 (unaudited).

          Statement of Stockholders' Equity for the Period from inception to September 30, 2002 (unaudited).

          Statements of Cash Flows for the nine months ended
          September 30, 2002 (unaudited) and September 30, 2001
          (unaudited) and from inception on July 22, 1996 to September 30, 2002 (unaudited).

          Notes to Financial Statements.

Item 2.   Managements Discussion and Analysis or Plan of
          Operation

Item 3.   Controls and Procedures


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



                 PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.


                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                      FINANCIAL STATEMENTS

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002


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

                               TRANSAMERICAN HOLDINGS, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)

                            BALANCE SHEET - SEPTEMBER 30, 2002
                                        (UNAUDITED)

                                          ASSETS

Current assets:
  Cash                                        $   195,493
  Notes receivable, less allowance for
   uncollectible amounts of $94,725                51,959
  Notes receivable, related parties               219,390
                                              -----------

Total current assets                                      $   466,842

Property and equipment, net of
  accumulated depreciation and amortization                 2,199,762

Cash - restricted                                              32,436
                                                          -----------

                                                          $ 2,699,040
                                                          ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses         $    33,872
  Payable to related party                        2,200,000
                                                -----------

Total current liabilities                                 $ 2,233,872
                                                          -----------

Stockholders' equity:
  Common stock; $.001 par value, 100,000,000
   shares authorized, 17,971,090 shares
   issued and 17,121,090 outstanding          $    17,121
  Subscriptions receivable                        (83,750)
  Additional paid-in capital                    1,752,246
  Deficit accumulated during
   development stage                           (1,220,449)
                                              -----------

Total stockholders' equity                                    465,168
                                                          -----------

                                                          $ 2,699,040
                                                          ===========



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF OPERATIONS


                                  For the three months ended
                               Sept 30, 2002      Sept 30, 2001
                              ---------------     --------------
                                (Unaudited)         (Unaudited)

Net revenues                  $             -     $            -

Cost of sales                               -                  -
                              ---------------     --------------
Gross profit                                -                  -

General and administrative
 expenses                             174,069            125,055
                              ---------------     --------------

Net loss from operations
 before interest income              (174,069)          (125,055)

Interest income                           246              6,163
                              ---------------     --------------

Net loss                      $      (173,823)    $     (118,892)
                              ===============     ==============

Net loss per share,
 basic and diluted            $         (0.01)    $        (0.01)
                              ===============     ==============

Weighted average number
 of shares outstanding,
 basic and diluted                 16,477,612         16,321,090
                              ===============     ==============


                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF OPERATIONS


                                                                      From inception on
                                  For the nine months ended           July 22, 1996 to
                               Sept 30, 2002      Sept 30, 2001       September 30, 2002
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)

Net revenues                  $             -     $            -      $               -

Cost of sales                               -                  -                      -
                              ---------------     --------------      -----------------
Gross profit                                -                  -                      -

General and administrative
 expenses                             336,358            424,282              1,256,525
                              ---------------     --------------      -----------------

Net loss from operations
 before interest income              (336,358)          (424,282)            (1,256,525)

Interest income                         4,405             27,530                 36,076
                              ---------------     --------------      -----------------

Net loss                      $      (331,953)    $     (396,752)     $      (1,220,449)
                              ===============     ==============      =================

Net loss per share,
 basic and diluted            $         (0.02)    $        (0.02)
                              ===============     ==============

Weighted average number
 of shares outstanding,
 basic and diluted                 16,373,837         16,321,090
                              ===============     ==============



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF STOCKHOLDERS' EQUITY



                                                                           Deficit
                                                                           accumulated    Total
                        Common stock         Additional                    during         stock-
                    ----------------------    paid-in       Subscription   development   holders'
                    Shares       Amount       capital        receivable    stage          equity
                    ----------------------------------------------------------------------------------

Balance at
 January 1, 2000    11,300,000   $ 11,300    $   3,000      $              $   (5,100)    $     9,200

Issuance of common stock
 for cash during
 March 2000,
 net of shares issued
 for services        1,445,090      1,445      296,100                                        297,545

Issuance of common stock
 for cash during
 April 2000            230,000        230      114,770                                        115,000

Issuance of common stock
 for cash during
 May 2000            1,918,000      1,918      670,790                                        672,708

Issuance of common stock
 for cash during
 June 2000             913,000        913      142,150                                        143,063

Issuance of common stock
 for cash during
 July 2000             465,000        465      226,337           (33,750)                     193,052

Net loss for
 the year ended
 December 31, 2000                                                           (319,992)       (319,992)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 December 31, 2000  16,271,090   $ 16,271  $ 1,453,147         $ (33,750)   $(325,092)    $ 1,110,576

Issuance of common stock
 for cash during
 June 2001              50,000         50       99,929           (50,000)                      49,979

Net loss for
 the year ended
 December 31, 2001                                                           (563,404)       (563,404)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 December 31, 2001  16,321,090   $ 16,321  $ 1,553,076         $ (83,750)   $(888,496)    $   597,151
                    ----------   --------  -----------         ---------    ---------     -----------

Issuance of common stock
 for cash during
 September 2002        800,000        800     199,170                                         199,970

Net loss for
 the nine months ended
 September 30, 2002
 (unaudited)                                                                 (331,953)       (331,953)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 September 30, 2002
 (unaudited)        17,121,090   $ 17,121  $ 1,752,246         $ (83,750) $(1,220,449)    $   465,168
                    ==========   ========  ===========         =========    =========     ===========






                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF CASH FLOWS

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      From inception on
                                   For the nine months ended          July 22, 1996 to
                               Sept 30, 2002      Sept 30, 2001       September 30, 2002
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)

Cash flows provided by
 (used for) operating
 activities:
  Net loss                    $   (331,953)       $   (396,752)       $ (1,220,449)

Adjustments to reconcile net loss
 to net cash provided by (used for)
 operating activities:
  Depreciation                       9,145               1,596              12,482
  Bad debt                           4,725                  -               94,725
  Issuance of common stock
   for services                         -                   -               94,500

Changes in assets and liabilities:
 (Increase) decrease in assets:
  Other receivables                     -               (3,806)                 -
  Interest receivable               (2,362)                 -               (4,725)

 Increase (decrease) in liabilities:
  Accounts payable and
   accrued expenses                     85              27,661              33,872
                              -----------------   -----------------   -----------------

  Total adjustments                 11,593              25,451             230,854
                              -----------------   -----------------   -----------------

  Net cash used for
   operating activities           (320,360)           (371,301)           (989,595)
                              -----------------   -----------------   -----------------

Cash flows provided by (used for)
 investing activities:
  Acquisition of property
   and equipment                      (100)             (2,014)            (12,244)
  Payments on notes receivable       8,041                  -             (141,959)
  Payments on notes receivable,
   related parties                 137,906            (142,296)           (219,390)
  Restricted cash                   (1,373)               (295)            (32,436)
                              -----------------   -----------------   -----------------

  Net cash used for
   investing activities            144,474            (144,605)           (406,029)
                              -----------------   -----------------   -----------------

Cash flows provided by (used for)
 financing activities:
  Proceeds from sale of
   common stock                    199,970              50,000           1,591,117
  Proceeds from note payable,
   officer                              -                   -               21,540
  Payments on note payable,
   officer                         (21,540)             11,540             (21,540)
                              -----------------   -----------------   -----------------

  Net cash provided by
   financing activities            178,430              61,540           1,591,117
                              -----------------   -----------------   -----------------

Net increase (decrease) in cash      2,544            (454,366)            195,493
Cash, beginning of year            192,949           1,024,732                  -
                              -----------------   -----------------   -----------------

Cash, end of period           $    195,493        $    570,366        $    195,493
                              =================   =================   =================


Supplemental disclosure of cash flow information:
  No amounts were paid for
   interest or taxes



                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO FINANCIAL STATEMENTS

              NINE MONTHS ENDED SEPTEMBER 30, 2002




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

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              NINE MONTHS ENDED SEPTEMBER 30, 2002




(2)  Property and Equipment:

     In August 2002, the Company acquired 80% of the assets of a tourist destination resort project located in Sahel Alma, Kesrwan, Lebanon from two directors of the Company. Neither director holds more than 3% of the outstanding shares of the Company, nor are they related to Najib Choufani, Chairman and CEO. The project is currently named the All Seasons Resort, and is a time share condominium project. In exchange, the Company has agreed to pay $2,200,000 in two installments without interest, the first installment of $100,000 due upon completion of due diligence, and the balance due within four months from the date of the signing of the purchase deed. The first payment has been made as of the date of this filing, and a payable has been recorded to recognize the liability.


(3)  Subsequent Events:

     In October 2002, the Company acquired 51% of the shares of Shaden Al-Khaleej Est., a Saudi Arabic Kingdom company ("Shaden"). As consideration for the acquisition, the Company issued (a) 1,683,528 shares of the Company's $0.001 par value common stock, (b) an agreement to fund, within 3 months from the date of closing, $700,000 in the form of debt to Shaden, and (c) a further agreement to fund, at a future unspecified date, $1,050,000 in the form of debt to Shaden. Shaden is a leading Middle Eastern company that operates in the construction industry, targeting both commercial and high-end residential projects.

     In November 2002, in a private placement of its securities, the Company issued 2,424,242 units for total offering proceeds of $1,333,333 in cash. Each unit consists of one share of the Company's $0.001 par value common stock, and one warrant to purchase one additional share of the Company's common stock at $0.55 per share exercisable within one year of the purchase of the unit. None of the warrants have been exercised as of the date of this filing.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Management's Discussion and Analysis.

Significant Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and financial operations. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Results of Operations

Three months ended September 30, 2002 as compared to September
30, 2001.

Revenues

     We are a development stage company. There were no revenues for the three months ended September 30, 2002 and September 30, 2001.

General and Administrative Expenses

     Total expenses amounted to $174,069 for the three months ended September 30, 2002, as compared to $125,055 at September 30, 2001. The expenses resulted primarily from costs incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates.

Loss from Operations

     The Company incurred a loss from operations of $174,069 for the quarter ended September 30, 2002, as compared to $125,055 at September 30, 2001.

Net loss

     The Company had a net loss of $173,823 or $(0.01) per share for the three months ended September 30, 2002 as compared to $118,892 or $(0.01) per share for the three months ended
September 30, 2001.

Nine months ended September 30, 2002 as compared to September 30,
2001.

Revenues

     There were no revenues for the nine months ended September
30, 2002 and September 30, 2001.

General and Administrative Expenses

     Total expenses amounted to $336,358 for the nine months ended September 30, 2002, as compared to $424,282 at September 30, 2001. The expenses resulted primarily from costs incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates.

Loss from Operations

     The Company incurred a loss from operations of $336,358 for the nine months ended September 30, 2002, as compared to $424,282 at September 30, 2001.

Net loss

     The Company had a net loss of $331,953 or $(0.02) per share for the nine months ended September 30, 2002 as compared to $396,752 or $(0.02) per share for the nine months ended September
30, 2001.

Liquidity and Capital Resources

     In the third quarter of 2002, TransAmerican entered into two separate definitive agreements, one for the acquisition of an on-going construction and architectural design firm in Saudi Arabia and one for the acquisition of a resort project in Lebanon that is in the final stages of construction and whose operations are expected to commence in the fourth quarter of 2003. In addition, we are in advanced negotiations with several other domestic and international entities with going businesses in varied sectors of the market. We expect to conclude at least one of these acquisitions in the fourth quarter of 2002 or the first quarter of 2003.

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

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, TransAmerican may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition. The issuance of substantial additional securities and their potential sale into a trading market, which may develop in TransAmerican's securities, may have a depressive effect on the value of our securities in the future.

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

     To assist in the acquisition of a business opportunity, the Company may retain outside consultants, attorneys or accountants, as we deem appropriate. We will retain the services of these consultants, attorneys and accountants from time to time on an "as needed" basis. At this time, there is no prior arrangement or understanding regarding the engagement of any particular consultant for future services.

Investment Company Act of 1940

     Although TransAmerican is subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as TransAmerican will not be engaged in the business of investing or trading in securities. In the event that TransAmerican engages in business combinations, which result in the Company holding passive investment interests in a number of entities, TransAmerican could be subject to regulation under the Investment Company Act of 1940. In such event, TransAmerican would be required to register as an investment company and could incur significant registration and compliance costs. TransAmerican has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject TransAmerican to material adverse consequences. TransAmerican's Board of Directors unanimously approved a resolution stating that it is the Company's desire to be exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.

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


ITEM 3.   CONTROLS AND PROCEDURES.

     As required by SEC rules, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer. Based on this evaluation, the officer has concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.



                   PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     There are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.


ITEM 2.   CHANGES IN SECURITIES.

     During the three months ended September 30, 2002, the Company sold a total of 800,000 shares of common voting stock to Georges E. Hraoui, an individual. The shares were sold at a price of $0.25 per share for a total purchase price of $200,000. We did not publicly offer any securities and no underwriter was utilized. We paid no other finder's fees, discounts or commissions in connection with the above offers and sales. The offers and sales were exempt pursuant to Sections 4(2) and 5 of the Act, Regulations D and S, respectively, promulgated thereunder, and pursuant to Section 25102(f) of the California Corporations Code. The purchaser acquired the shares for his own account with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered and sold in private transactions, which were not part of a distribution of the shares, and, in the case of those shares sold pursuant to Regulation S, the offers and sales were made in offshore transactions and there were no directed selling efforts in the United States in connection therewith. We, or our officers or directors or our or their affiliates or representatives, had a pre existing personal or business relationship with Mr. Hraoui.

     The proceeds from the above sales of unregistered securities were used primarily to fund the day to day operations of the Company.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders in the quarter covered by this report.


ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

     None.

Reports on Form 8-K

     On August 27, 2002, the Company filed a Current Report on Form 8-K reporting that TransAmerican had acquired 51% of the shares of Shaden Al Khaleej Est., a Saudi Arabic Kingdom company ("Shaden"). The acquisition was effected in accordance with the terms of a Definitive Agreement, first executed on August 7, 2002 and approved by TransAmerican as of August 12, 2002, by and between TransAmerican and Shaden Al Khaleej Est.

     As consideration for the Acquisition, TransAmerican will deliver to Shaden (i) 1,683,528 shares of TransAmerican's common stock, $0.001 par value per share (the "Common Stock"); (ii) the agreement to fund, within 3 months from the date of closing, US$700,000 from TransAmerican's resources in the form of debt to Shaden, which funds are to be used only for new business expansion capital; and (iii) the further agreement to fund, at a future date yet unspecified, US$1,050,000 from TransAmerican's resources in the form of debt to Shaden, which funds are to be used only for capital requirements of new business contracts. In addition, pursuant to the terms of the Agreement, if for any reason Shaden is unable to satisfy its debt repayment requirements, then TransAmerican will receive additional proportional shares of Shaden to compensate for the value of the debt repayment.

     Shaden Al Khaleej Est. is a leading Middle Eastern firm whose primary activities include construction, architectural design, related communications, decorative stamped concrete applications and specialized interior design and furnishings that are targeted to both commercial and high end residential projects.

     On August 30, 2002, the Company filed a Current Report on Form 8-K reporting that TransAmerican had acquired 51% of the assets of a tourist destination resort project located in Sahel Alma, Kesrwan, Lebanon; the subject project is currently named the All Seasons Resort (the "Property"). The acquisition was effected in accordance with the terms of a Definitive Agreement, first executed on August 9, 2002 and approved by TransAmerican as of August 15, 2002 by and between TransAmerican and Dr. Hilmi Kaseem Al Turky and Mr. Saeb Al Houssary (the "Principals"), owners of the Project.

     As consideration for the Acquisition, TransAmerican will deliver to the Principals US$2,100,000, which will be paid in two payments. The first payment will be in the amount of US$100,000, payable upon completion of due diligence on the Property; and the second payment of US$2,000,000 is due and payable within 4 months from the date of the signing of the purchase deed. In addition, pursuant to the terms of the Definitive Agreement, the Principals were to acquire a total of 600,000 restricted common shares of TransAmerican for the total sum of US$300,000 payable at the time of signing the formal transfer of ownership of the Property.

     On November 4, 2002, the Company filed an Amended Current Report on Form 8 K reporting that subsequent to entering into the Agreement, TransAmerican and Messrs. Al Turky and Al Houssary restructured the transactional structure of the acquisition, pursuant to which the parties entered into an Amendment to Definitive Agreement, in October 2002. According to the terms of the Amendment, TransAmerican will now own eighty percent (80%) of the Property for the total sum of Two Million Two Hundred Thousand U.S. Dollars (US$2,200,000). This sum is to be paid in two installments: One Hundred Thousand U.S. Dollars (US$100,000) payable as a down payment; and the balance of Two Million One Hundred Thousand U.S. Dollars (US$2,100,000), which management expects to fund through private placements already in progress, to be paid within three months of the date of signing the formal purchase deed. In addition, the Principals may, but are no longer obliged to, acquire a total of 600,000 restricted common shares of TransAmerican for the total sum of US$300,000 payable at the time of signing the formal transfer of ownership of the Property. All other terms and conditions of the Definitive Agreement remain unchanged.

     The All Seasons Resort is located in an area that has been and is a popular year round tourist destination near Beirut, Lebanon. The Property is only a short walk from the internationally known gaming palace, Casino Du Liban. The Resort is presently in the final stages of construction, with commencement of operations anticipated in the fourth quarter of 2003. When completed, the Resort will be a contemporary destination consisting of studio apartments, a restaurant, nightclub, retail shops and related parking.

     Notwithstanding their shareholdings in and responsibilities as directors of TransAmerican, the sellers in the foregoing transactions are not in any way related to the Company's employees, shareholders or any affiliates thereof.



                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                   TRANSAMERICAN HOLDINGS, INC.


Date: November 18, 2002            By: /s/ Najib E. Choufani
                                      -------------------------
                                      Najib E. Choufani
                                      Chairman, CEO & CFO


Date: November 18, 2002            By: /s/ Tarek Choufani
                                      -------------------------
                                      Tarek Choufani
                                      Director

                   CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350
                     AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of TRANSAMERICAN HOLDINGS, INC. on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

     1.   The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Company.



     Date: November 18, 2002            /s/ Najib Choufani
                                        Najib Choufani
                                        Chairman, CEO & CFO



                   CERTIFICATION PURSUANT TO
                          SECTION 302
               OF THE SARBANES OXLEY ACT OF 2002


     I, Najib Choufani, Chairman and Chief Executive Officer of
TransAmerican Holdings, Inc., certify that:

1.   I have reviewed this Quarterly Report on Form 10-QSB of
     TransAmerican Holdings, Inc. (the "Registrant");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Quarterly Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14 for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly
          Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation
          Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date: November 18, 2002            /s/ Najib Choufani
                                        Najib Choufani
                                        Chairman, CEO & CFO