Form 10KSB
period 2002-12-31
TRANSAMERICAN HOLDINGS INC
filed 2003-04-15
CIK 1108467

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                      ---------------------
                           FORM 10-KSB
                      ---------------------

       Annual Report Pursuant to Section 13 or 15(d) of the
               Securities and Exchange Act of 1934
           for the Fiscal Year ended December 31, 2002.

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


                          (310) 271-9911
                   (Issuer's telephone number)


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


Check here if the disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending December 31, 2002 were $0.

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the issuer on March 31, 2003, based upon the closing price of such stock on that date ($1.01) was approximately $9,876,376. As of the date of this filing, the Company had approximately 17,621,090 shares of Common Stock issued and outstanding.

                   TRANSAMERICAN HOLDINGS, INC.

                           FORM 10-KSB

           for the fiscal year ended December 31, 2002

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

Item 5.   Market for Common Equity and Related Stockholder
          Matters

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

Item 7.   Financial Statements

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure


PART III

Item 9.   Directors and Executive Officers of the Registrant

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Controls and Procedures

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



                              PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

History and Development of the Company.

     TransAmerican Holdings, Inc. (formerly Health Research, Ltd, and herein referred to as "TransAmerican" or the "Company") was incorporated in the State of Nevada on July 22, 1996, to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. TransAmerican's primary objective is to develop, acquire and/or invest in companies providing financial services, operating high-technology and Internet-related businesses and high-growth restaurant / fast food franchises. We plan to leverage the benefits of our status as a publicly-traded holding company (NASD Bulletin Board "TAHI") and the collective knowledge and resources of our strategic investors, executive management and advisors to assist in developing the business strategies, operations and management teams of portfolio companies which we develop, acquire or invest in.

     TransAmerican is presently in the developmental stage and was inactive until November 1999, at which time the current management became involved. On November 15, 1999, the Company changed its name to TransAmerican Holdings, Inc. to better reflect the direction and strategy of our new management team.

     TransAmerican's sole purpose until this time has been to raise capital and to locate and acquire private on-going businesses. Although management has been and continues to expend significant time, effort and resources towards identifying possible business opportunities, TransAmerican may still be defined as a "blank check" company under current regulatory guidelines. Any future business combinations or transactions may result in a significant issuance of TransAmerican shares and substantial dilution to our present shareholders.

     TransAmerican's primary objective is to provide our partner companies with growth capital. However, if necessary, our skilled management team will help guide our partner companies in such areas as sales and marketing, executive recruiting, human resources, finance and technology. We envision creating a collaborative forum where the promotion of opportunities for synergistic business relationships occurs among and between our various partner companies. Persons seeking further information regarding TransAmerican should contact us at our executive offices at 9601 Wilshire Boulevard, Suite 620, Beverly Hills, California 90210, by telephone at (310) 271-9911, by facsimile at
(310) 271-7042 or by e-mail at admin@tahiusa.com.

Business Strategy Overview.

     TransAmerican is presently seeking business opportunities primarily in the Middle East and Arabian Gulf regions and/or U.S.-based companies that have products, services or franchisable rights that can be exploited in the Middle East and Arabian Gulf markets.

     The Middle East is a thriving market place. Despite ongoing political situations in the region, the level of wealth and the lack of products and services is an opportunity that TransAmerican is positioned to exploit. TransAmerican has both a U.S. presence as well as a knowledge of products and services available in the U.S. marketplace, but which are non-existent, in short supply, or without competition in the Middle East and Arabian Gulf. TransAmerican management has extensive business knowledge and contacts in the Middle East and Arabian Gulf regions, and it is this business acumen, along with the ability to do business in a part of the world that many shy away from, that we believe gives TransAmerican its competitive advantage and market edge.

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

     TransAmerican's goal is to become a significant financial services, high-technology, Internet and franchise holding company by developing, acquiring and investing in emerging companies to help them establish a significant presence in major segments of the economy. By focusing on emerging companies, TransAmerican will be able to capitalize on new opportunities and to attract and develop leading partner companies in their early stages of growth. We intend to accomplish these goals by:

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


PROSPECTIVE OPPORTUNITIES

     The Opportunities set forth below represent companies with which TransAmerican has entered into agreements for acquisition, investment and/or distribution, but which transactions have not yet been concluded due to various factors including, without limitation, ongoing due diligence and commitment of necessary funding. Please also refer to Notes 5 and 9 to the Financial Statements filed herewith for a further discussion of the Company's acquisitions of Shaden Al Khaleej Est. and the All Seasons Resort.

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

Toastissimo

     TransAmerican has entered into an Exclusive Option to Purchase Agreement to acquire 87% of Toastissimo France (www.Toastissimo.fr), as well as 100% of the international trademark registrations, brand goodwill and any other related intellectual property. The Agreement includes the acquisition of the 27 existing Toastissimo restaurants and bakeries.
Toastissimo is a successful French fast food concept that appeals to consumers who are not only concerned about the nutritional content of their meals, but also want superior quality food served quickly.

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


ITEM 2.   DESCRIPTION OF PROPERTY.

     TransAmerican maintains its principal executive offices at 9601 Wilshire Boulevard, Suite 620, Beverly Hills, California 90210, which we utilize as our main corporate business office. Our lease is for a term of four (4) years, commencing on July 1, 2000, with an annual rental rate of $112,499 for the year ended December 31, 2003. The space consists of approximately 3,080 square feet, which is, in the opinion of management, adequate for the Company's needs for the foreseeable future. The office is covered by insurance on the premises and its contents under a policy issued by Farmer's Insurance Company.


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

     As of the date of this filing, TransAmerican has approximately 120 common shareholders of record, not including an undetermined number of common shareholders holding shares in "street name" in brokerage accounts, holding 17,621,090 shares of Common Stock.

     The table below reflects the high and low "bid" and "ask" quotations for the Company's Common Stock for each of the calendar years covered by this report. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


   2002              HIGH                LOW
-----------         ------              ------
1st Quarter         0.05                0.02
2nd Quarter         0.23                0.04
3rd Quarter         1.01                0.14
4th Quarter         1.01                0.20


   2001              HIGH                LOW
-----------         ------              ------
1st Quarter         2.50                1.25
2nd Quarter         4.00                2.00
3rd Quarter         1.01                0.15
4th Quarter         0.12                0.02


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

     (e)  Transfer Agent.

     The Transfer Agent for TransAmerican Common Stock is
Manhattan Transfer Registrar Co., 58 Dorchester Road, Lake
Ronkonkoma, New York 11779.

     (f)  Changes in Securities.

     During the fourth quarter of the fiscal year covered by this report, the Company sold a total of 500,000 shares of common voting stock to various individuals outside the United States. The shares were sold at prices ranging from $0.18 to $0.30 per share representing a total purchase price and proceeds to the Company of approximately $120,535. We did not publicly offer any securities and no underwriter was utilized. We paid no other finder's fees, discounts or commissions in connection with the above offers and sales. The offers and sales were exempt pursuant to Sections 4(2) and 5 of the Act, Regulations D and S, respectively, promulgated thereunder, and pursuant to Section 25102(f) of the California Corporations Code. The purchasers acquired the shares for their own account with no then present intention of dividing their interests with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered and sold in private transactions, which were not part of a distribution of the shares, and, in the case of those shares sold pursuant to Regulation S, the offers and sales were made in offshore transactions and there were no directed selling efforts in the United States in connection therewith.
We, or our officers or directors or our or their affiliates or representatives, had a pre existing personal or business relationship with each of the individuals purchasing the shares.

     The proceeds from the above sales of unregistered securities were used primarily to fund the day to day operations of the Company.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Management's Discussion and Analysis.

Significant Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and financial operations. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Results of Operations.

     TransAmerican's current cash assets decreased from $192,949 at December 31, 2001, to $135,404 at December 31, 2002. The decrease in cash resulted primarily from an increase in cash used for operating activities for the year ended December 31, 2002, as compared with the year ended December 31, 2001. We received cash as a result of the sale of additional shares of our Common Stock. All share sales and issuances were made in compliance with all applicable federal and state securities laws.

     Total expenses decreased to $513,402 for the year ended December 31, 2002, as compared to $595,075 for the year ended December 31, 2001. The decrease in expenses resulted primarily from a reduction in bad debt expense and a reduction in travel due to the tensions in the Middle East and overall global political environment. The expenses resulted primarily from professional fees and expenses incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates. In addition, management, in consultation with our auditors, has determined that the $46,725 note receivable from ToySyndicate, Inc. is uncollectible as of the date of this filing and, therefore, must be charged to expenses.

     Although TransAmerican has not yet finalized the acquisition of an on-going business, we have entered into definitive agreements to acquire several going businesses, secured several Letters of Intent, Memorandums of Understanding and Exclusive Options to Acquire various domestic and international entities, while also pursuing advanced negotiations with numerous other entities. The acquisition agreements, LOIs, MOUs, option agreements and negotiations are with going businesses in varied sectors of the market. (See Part I, Item 1, Description of Business). We expect to conclude at least one of these acquisitions in the second quarter of 2003.

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

     TransAmerican will participate in business opportunities only after the negotiation and execution of appropriate written agreements. Generally, such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

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

     1)   Audited Consolidated Financial Statements as of
          December 31, 2002 and 2001

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                      FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 2002




                             CONTENTS

                                                       Page

Independent Auditors' Report                           1

Financial Statements:
  Balance Sheet                                        2
  Statements of Operations                             3
  Statement of Stockholders' Equity                    4
  Statements of Cash Flows                             5
  Notes to Financial Statements                        6-14

                   INDEPENDENT AUDITORS' REPORT




Board of Directors
TransAmerican Holdings, Inc.
Beverly Hills, California


We have audited the accompanying balance sheet of TransAmerican Holdings, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransAmerican Holdings, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ STONEFIELD JOSEPHSON, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 12, 2003

                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                      BALANCE SHEET
                                    DECEMBER 31, 2002


                                         ASSETS

Current assets:
  Cash                                        $   135,404
  Note receivable, related parties                239,360
                                              -----------

Total current assets                                      $   374,764

Property and equipment, net of
  accumulated depreciation,
  including project acquired from
  related party of $2,200,000                               2,205,955

Cash - restricted                                              32,866

Other assets                                                   10,000
                                                          -----------
                                                          $ 2,623,585
                                                          ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses       $    13,872
  Payable to related party                      2,200,000
                                              -----------

Total current liabilities                                 $ 2,213,872

Stockholders' equity:
  Common stock; $.001 par value, 100,000,000
   shares authorized, 18,471,090 shares
   issued and 17,621,090 outstanding          $    17,621
  Additional paid-in capital                    1,872,281
  Subscriptions receivable                        (83,750)
  Deficit accumulated during
   development stage                           (1,396,439)
                                              -----------

Total stockholders' equity                                    409,713
                                                          -----------

                                                          $ 2,623,585
                                                          ===========


        The accompanying notes are an integral part of these financial statements.


                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF OPERATIONS



                                                                      From inception on
                                        For the year ended            July 22, 1996 to
                              December 31, 2002   December 31, 2001   December 31, 2002
                              -----------------   -----------------   -----------------

Net revenues                  $         -         $         -         $         -

Cost of sales                           -                   -                   -
                              -----------------   -----------------   -----------------

Gross profit                            -                   -                   -

General and
 administrative expenses           513,402             595,075           1,433,569
                              -----------------   -----------------   -----------------

Net loss from operations
 before interest income       $   (513,402)           (595,075)       $ (1,433,569)

Interest income                      5,459              31,671              37,130
                              -----------------   -----------------   -----------------

Net loss                      $   (507,943)       $   (563,404)       $ (1,396,439)
                              =================   =================   =================

Net loss per share,
 basic and diluted            $      (0.03)       $     (0.03)
                              =================   =================

Weighted average number of
 shares outstanding, basic
 and diluted                    17,397,802          16,296,090
                              =================   =================



        The accompanying notes are an integral part of these financial statements.



                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF STOCKHOLDERS' EQUITY



                                                                           Deficit
                                                                           accumulated    Total
                        Common stock         Additional                    during         stock-
                    ----------------------    paid in       Subscription   development   holders'
                    Shares       Amount       capital        receivable    stage          equity
                    ----------------------------------------------------------------------------------

Balance at
 July 22, 1996 (inception)   -  $       -    $       -      $         -    $         -    $         -

Issuance of common stock
 for cash during
 July 1996 (restated
 for forward stock
 split)              2,000,000      2,000        3,000                                          5,000

Issuance of common stock
 in exchange for services
 in November 1999      100,000        100                                                         100

Issuance of common stock
 for cash during
 November 1999       9,200,000      9,200                                                       9,200

Accumulated net loss for
 the period from July 22,
 1996 (inception) to
 December 31, 1999                                                             (5,100)         (5,100)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 January 1, 2000    11,300,000   $ 11,300    $   3,000      $              $   (5,100)    $     9,200

Issuance of common stock
 for cash during
 March 2000          1,445,090      1,445      296,100                                        297,545

Issuance of common stock
 for cash during
 April 2000            230,000        230      114,770                                        115,000

Issuance of common stock
 for cash during
 May 2000, net of
 shares issued
 for services        1,918,000      1,918      670,790                                        672,708

Issuance of common stock
 for cash during
 June 2000             913,000        913      142,150                                        143,063

Issuance of common stock
 for cash during
 July 2000             465,000        465      226,337           (33,750)                     193,052

Net loss for
 the year ended
 December 31, 2000                                                           (319,992)       (319,992)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 December 31, 2000  16,271,090   $ 16,271  $ 1,453,147         $ (33,750)   $(325,092)    $ 1,110,576

Issuance of common stock
 for cash during
 June 2001              50,000         50       99,929           (50,000)                      49,979

Net loss for
 the year ended
 December 31, 2001                                                           (563,404)       (563,404)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 December 31, 2001  16,321,090   $ 16,321  $ 1,553,076         $ (83,750)   $(888,496)    $   597,151
                    ----------   --------  -----------         ---------    ---------     -----------

Issuance of common stock
 for cash during
 September 2002        800,000        800      199,170                                        199,970

Issuance of common stock
 for cash during
 October 2002          100,000        100       29,870                                         29,970

Issuance of common stock
 for cash during
 December 2002         400,000        400       90,165                                         90,565

Net loss for
 the year ended
 December 31, 2002                                                           (507,943)       (507,943)
                    ----------   --------  -----------         ---------    ---------     -----------
Balance at
 December 31, 2002  17,621,090   $ 17,621  $ 1,872,281         $ (83,750) $(1,396,439)    $   409,713
                    ==========   ========  ===========         =========    =========     ===========



        The accompanying notes are an integral part of these financial statements.


                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF CASH FLOWS

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      From inception on
                                        For the year ended            July 22, 1996 to
                              December 31, 2002   December 31, 2001   December 31, 2002
                              -----------------   -----------------   -----------------

Cash flows used for
 operating activities:
  Net loss                    $   (507,943)       $   (563,404)       $ (1,396,439)

Adjustments to reconcile net loss
 to net cash provided by (used for)
 operating activities:
  Depreciation                       2,952               2,334               6,289
  Bad debt                          46,725              90,000             136,725
  Issuance of common stock for
   services in connection with
   private placement                    -                   -               94,500

Changes in assets and liabilities:
 (Increase) decrease in assets:
  Interest receivable                   -               (2,363)             (2,363)
  Other assets                          -                   -              (10,000)

 Increase (decrease) in liabilities:
  Accounts payable and
   accrued expenses                (19,915)             14,941              13,872
                              -----------------   -----------------   -----------------

  Total adjustments                 29,762             104,912             239,023
                              -----------------   -----------------   -----------------

  Net cash used for
   operating activities           (478,181)           (458,492)         (1,157,416)
                              -----------------   -----------------   -----------------

Cash flows provided by (used for)
 investing activities:
  Acquisition of property
   and equipment                      (100)             (2,116)            (12,244)
  Notes receivable                   8,000             (90,000)           (132,000)
  Notes receivable,
   related parties                 115,574            (342,296)           (241,722)
  Restricted cash                   (1,803)               (398)            (32,866)
                              -----------------   -----------------   -----------------

  Net cash provided by (used for)
   investing activities            121,671            (434,810)           (418,832)
                              -----------------   -----------------   -----------------

Cash flows provided by
 financing activities:
  Proceeds from sale of
   common stock                    320,505              49,979           1,711,652
  Proceeds from note payable,
   officer                              -               11,540              21,540
  Payments on note payable,
   officer                         (21,540)                 -              (21,540)
                              -----------------   -----------------   -----------------

  Net cash provided by
   financing activities            298,965              61,519           1,711,652
                              -----------------   -----------------   -----------------

Net increase (decrease) in cash    (57,545)           (831,783)            135,404
Cash, beginning of year            192,949           1,024,732                  -
                              -----------------   -----------------   -----------------

Cash, end of period           $    135,404        $    192,949        $    135,404
                              =================   =================   =================


Supplemental disclosure of cash flow information:
 No amounts were paid for interest or taxes

Supplemental disclosure of non-cash investing activities:
 In August 2002, the Company acquired an 80% interest in a tourist resort project in Sahel Alma, Kesrwan, Lebanon, from a related party for a note payable to the related party in the amount of $2,200,000.


        The accompanying notes are an integral part of these financial statements.


                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2002 AND 2001



(1)  Organization and Description of Business:

     TransAmerican Holdings, Inc. (formerly known as Health Research, Ltd.) (the "Company") was incorporated under the laws of the state of Nevada on July 22, 1996, and is conducting its operations in California. The Company has been in the development stage and was inactive until November 1999, at which time current management became involved. On November 15, 1999, the Company changed its name to TransAmerican Holdings, Inc. The sole purpose of the Company at this time is to raise capital and to locate and acquire a private on going business.


(2)  Summary of Significant Accounting Policies:

     Basis of Presentation:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses from operations and has no established source of revenue, which raises substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to continue to provide sufficient working capital necessary to support and preserve the Company as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

     Development Stage Enterprise:

     The Company is a development stage enterprise as defined by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception of the Company have been considered as part of the Company's development stage activities.

     Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2002 AND 2001



(2)  Summary of Significant Accounting Policies, Continued:

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

     Comprehensive Loss:

     For the years ended December 31, 2002 and 2001, and for the period from July 22, 1996 (inception) to December 31, 2002, the Company has no items that represent other comprehensive loss and, therefore, has not included a Statement of Comprehensive Loss in the financial statements.

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

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2002 AND 2001



(2)  Summary of Significant Accounting Policies, Continued:

     Income Taxes:

     In accordance with SFAS No. 109, "Accounting for Income Taxes," income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Basic and Diluted Loss Per Share:

     In accordance with SFAS No. 128, "Earnings Per Share," basic loss per common share is computed by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2002, the Company has no dilutive common stock equivalents such as stock options and warrants.

     New Accounting Pronouncements:

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2002 AND 2001



(2)  Summary of Significant Accounting Policies, Continued:

     New Accounting Pronouncements, Continued:

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No.145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2002 AND 2001



(2)  Summary of Significant Accounting Policies, Continued:

     New Accounting Pronouncements, Continued:

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations, as the Company has not issued any stock-based employee compensation.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2002 AND 2001



(2)  Summary of Significant Accounting Policies, Continued:

     New Accounting Pronouncements, Continued:

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


(3)  Restricted Cash:

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

     The note receivable, related party is secured by 2,500,000 shares of the Company's common stock of which the Payor is the designated owner and beneficiary and is payable in one single payment including interest at 10%, on November 15, 2003.

     Subsequent Event
     ----------------
     In February 2003, the Company received $199,982 from the related party in partial payment of the note receivable.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2002 AND 2001



(5)  Property and Equipment:

     A summary is as follows:

          Tourist resort under construction  $    2,200,000
          Office equipment                            7,180
          Furniture and fixtures                      5,064
                                                  ---------

                                                  2,212,244
          Less accumulated depreciation               6,289
                                                  ---------
                                             $    2,205,955
                                                  =========

     Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $2,952 and $2,334, respectively.
     Depreciation expense for the period from inception on July
     22, 1996 to December 31, 2002 amounted to $6,289.

     In August 2002, the Company acquired 80% of the assets of a tourist destination resort project located in Sahel Alma, Kesrwan, Lebanon from two directors of the Company. Neither director holds more than 3% of the outstanding shares of the Company, nor are they related to Najib Choufani, Chairman and CEO. The project is currently named the All Seasons Resort, and is a time-share condominium. In exchange, the Company has agreed to pay $2,200,000 in two installments.
     No payments have been made as of April 12, 2003, and a payable has been recorded to recognize the liability. The full amount of $2,200,000 is due within three months from the date of the signing of the purchase deed, which, as of the date of these financial statements, has not yet been executed. Management continues to evaluate the likelihood of the completion of the acquisition of this project, which, at present, appears probable.


(6)  Income Taxes:

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

          Federal Income Tax Rate                 34.0%
          Current year losses                    (34.0)
                                                 ------
          Effective Income Tax Rate                  -
                                                 ======

     As of December 31, 2002, the Company had net operating loss carryforwards of approximately $1,280,000. A deferred asset has been provided and completely offset by a valuation allowance, because its utilization does not appear to be reasonably assured. Federal net operating loss carryforwards expire through December 31, 2022 and California state net operating loss carryforwards expire through December 31, 2012.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2002 AND 2001



(7)  Stockholders' Equity:

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

     In November 1999, the Company changed its name from Health
     Research, Ltd., to TransAmerican Holdings, Inc.

     In March 2000, the Company commenced a private placement of 1,095,090 shares of the Company's common stock at a purchase price ranging from $0.25 to $0.50 per share. The private placement was exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the private placement were restricted securities as defined in Rule 144. An additional 350,000 shares valued at $94,000 of the Company's common stock were issued to the outside consultant for the services rendered in connection with this private placement. The offering generated net proceeds of $297,545.

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

             YEARS ENDED DECEMBER 31, 2002 AND 2001



(7)  Stockholders' Equity, Continued:

     In June 2001, the Company issued 50,000 shares of its $0.001 par value common stock for $49,979 in cash and $50,000 in subscription receivable.

     In September 2002, the Company issued 800,000 shares of its $0.001 par value common stock for $199,970 in cash.

     In October 2002, the Company issued 100,000 shares of its $0.001 par value common stock for $29,970 in cash.

     In December 2002, the Company issued 400,000 shares of its $0.001 par value common stock for $90,565 in cash.


(8)  Lease Commitments:

     The Company leases the facility used for its operations under a lease agreement expiring June 2004. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2001:

          Year ending December 31,
              2003                      $    112,499
              2004                            47,638
                                             -------
                                        $    160,137
                                             =======

     Rent expense amounted to $87,403 and $104,012 for the years ended December 31, 2002 and 2001, respectively. Rent expense for the period from inception on July 22, 1996 to December 31, 2002 amounted to $262,505.


(9)  Commitments and Contingencies:

     In October 2002, the Company entered into a Definitive Agreement to acquire 51% of the shares of Shaden Al Khaleej Est., a Saudi Arabic Kingdom company ("Shaden"). The acquisition has not been finalized as Shaden has yet to provide certain materials to the Company, including, among other things, audited financial statements that are in accordance with accounting principles generally accepted in the United States of America. Upon completion of the acquisition, the Company will issue (a) 1,683,528 shares of the Company's $0.001 par value common stock to Shaden, (b) an agreement to fund, within 3 months from the date of closing, $700,000 in the form of debt to Shaden, and (c) a further agreement to fund, at a future unspecified date, $1,050,000 in the form of debt to Shaden. Shaden is a leading Middle Eastern company that operates in the construction industry, targeting both commercial and high end residential projects.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting or financial disclosure during the period covered by this Report.



                             PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and officers of the Company, as of the date of this filing, are as follows:

Name                     Age       Position
-----------------        ---       ---------------
Najib E. Choufani        63        Chairman, CEO, President,
                                   Secretary & Treasurer
Saad A. Al-Rossais       35        Honorary President
Tarek Choufani           24        Vice President & Director


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

NAJIB E. CHOUFANI - CEO, President, Secretary, Treasurer and
                    Chairman of the Board

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

SHEIKH SAAD ABDULMOHSIN AL-ROSSAIS -    Honorary President

     Sheikh Saad Al-Rossais has been Honorary President of TransAmerican Holdings since November of 2000. Sheikh Al-Rossais is also Chairman of Al-Rossais Trading Group, an international business consortium with interests in general trading; manufacturing, import and export of medical and hospital supplies; travel, tourism and cargo; real estate, construction and management; interior and exterior decoration, design and implementation; advertising and design works; and training and consultancy. Sheikh Al-Rossais is a prominent member of the international community, with memberships in the Saudi Management Association; the Riyadh Chamber of Commerce and Industry, including the Travel and Tourism Committee; the Who's Who of Professionals; the Saudi Arabian Airlines Council; the Saudi-Syria Joint Committee; the Saudi-Japan Joint Committee; and the Saudi-China Joint Committee. Sheikh Al-Rossais is a delegate for the Saudi Businessmen to France; the Saudi Businessmen to Belarus, Russia; the Saudi Businessmen to Australia; the Saudi Businessmen to South Africa; and the Gulf Cooperation Council's Businessmen to China. Sheikh Al-Rossais holds a Bachelor of Science degree in Business Management from King Saud University in Saudi Arabia, as well as a Masters of Business Administration degree from American University.

TAREK CHOUFANI -    Vice President and Director

     Tarek Choufani has served as Vice President and a Director of the Company since December 2001. Currently, he is studying at the University of California at Los Angeles where he is pursuing a bachelor's degree with an emphasis in business, economics and marketing. We feel that Mr. Choufani will bring to the Company a fresh and unique perspective as we pursue new acquisitions and investments.

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

     As of December 31, 2002, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by TransAmerican for the benefit of its officers, directors or employees.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth, as of December 31, 2002, the security and beneficial ownership interest for each class of equity securities known by the Company to have more than five
(5%) percent of the voting securities.


Title of       Name and address         Amount and nature   Percentage
class          of beneficial            of beneficial       of class
               Owner                    ownership (1)
-----------    -----------------------  -----------------   ----------

Common         Najib E. Choufani         7,842,500            44.5%
               9601 Wilshire Boulevard  (affiliate)
               Suite 620
               Beverly Hills, CA 90210


     (1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


     (b)  Security Ownership of Management.

     The following table sets forth, as of December 31, 2002, the beneficial ownership for each class of equity securities of the Company beneficially owned by all directors and officers of the Company.


Title of       Name and address         Amount and nature   Percentage
class          of beneficial            of beneficial       of class
               Owner                    ownership (1)
-----------    -----------------------  -----------------   ----------

Common         Najib E. Choufani         7,842,500            44.5%
               9601 Wilshire Boulevard  (affiliate)
               Suite 620
               Beverly Hills, CA 90210

Common         Tarek Choufani                -                 -
               9601 Wilshire Boulevard  (affiliate)
               Suite 620
               Beverly Hills, CA 90210

Common         All Officers and          7,842,500            44.5%
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

     On November 4, 2002, the Company filed an Amended Current Report on Form 8-K reporting that subsequent to entering into the Agreement, TransAmerican and Messrs. Al Turky and Al Houssary restructured the transactional structure of the acquisition, pursuant to which the parties entered into an Amendment to Definitive Agreement, in October 2002. According to the terms of the Amendment, TransAmerican will now own eighty percent (80%) of the Property for the total sum of Two Million Two Hundred Thousand U.S. Dollars (US$2,200,000). This sum is to be paid in two installments: One Hundred Thousand U.S. Dollars (US$100,000) payable as a down payment; and the balance of Two Million One Hundred Thousand U.S. Dollars (US$2,100,000), which management expects to fund through private placements already in progress, to be paid within three months of the date of signing the formal purchase deed. In addition, the Principals may, but are no longer obliged to, acquire a total of 600,000 restricted common shares of TransAmerican for the total sum of US$300,000 payable at the time of signing the formal transfer of ownership of the Property. All other terms and conditions of the Definitive Agreement remain unchanged.

     The All Seasons Resort is located in an area that has been and is a popular year round tourist destination near Beirut, Lebanon. The Property is only a short walk from the internationally-known gaming palace, Casino Du Liban. The Resort is presently in the final stages of construction, with commencement of operations anticipated in the fourth quarter of 2003. When completed, the Resort will be a contemporary destination consisting of studio apartments, a restaurant, nightclub, retail shops and related parking.

     Notwithstanding their shareholdings in and responsibilities as directors of TransAmerican, the sellers in the foregoing transactions are not in any way related to the Company's employees, shareholders or any affiliates thereof.


ITEM 14.  CONTROLS AND PROCEDURES.

     As required by SEC rules, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing of this Annual Report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer. Based on this evaluation, the officer has concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.



                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   TRANSAMERICAN HOLDINGS, INC.


Date: April 15, 2003               By: /s/ Najib E. Choufani
                                      -------------------------
                                      Najib E. Choufani
                                      Chairman, CEO & CFO


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 15, 2003               By: /s/ Najib E. Choufani
                                      -------------------------
                                      Najib E. Choufani
                                      Chairman, CEO & CFO

Date: April 15, 2003               By: /s/ Tarek Choufani
                                      -------------------------
                                      Tarek Choufani
                                      Vice President & Director

                   CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350
                     AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of TRANSAMERICAN HOLDINGS, INC. on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

     1.   The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Company.



     Date: April 15, 2003               /s/ Najib Choufani
                                        Najib Choufani
                                        Chairman, CEO & CFO



                   CERTIFICATION PURSUANT TO
                          SECTION 302
                 THE SARBANES OXLEY ACT OF 2002


     I, Najib Choufani, Chairman and Chief Executive Officer of
TransAmerican Holdings, Inc., certify that:

3. I have reviewed this annual report on Form 10-KSB of TransAmerican Holdings, Inc. (the "Registrant");

4. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

5. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

6. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the Registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
          (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date: April 15, 2003               /s/ Najib Choufani
                                        Najib Choufani
                                        Chairman, CEO & CFO