Form 10QSB
period 2003-03-31
TRANSAMERICAN HOLDINGS INC
filed 2003-05-21
CIK 1108467

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                      ---------------------
                           FORM 10-QSB
                      ---------------------

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2003

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


As of March 31, 2003, the Company had 17,446,090 shares of Common
Stock issued and outstanding.

                   TRANSAMERICAN HOLDINGS, INC.

                           FORM 10-QSB

               for the quarter ended March 31, 2003

                        TABLE OF CONTENTS


Part I.   Financial Information
-------
Item 1.   Financial Statements

          Balance Sheet as of March 31, 2003 (unaudited).

          Statements of Operations for the three months ended
          March 31, 2003 (unaudited) and March 31, 2002
          (unaudited) and from inception on July 22, 1996 to March 31, 2003 (unaudited).

          Statement of Stockholders' Equity for the Period from inception to March 31, 2003 (unaudited).

          Statements of Cash Flows for the three months ended
          March 31, 2003 (unaudited) and March 31, 2002
          (unaudited) and from inception on July 22, 1996 to March 31, 2003 (unaudited).

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

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This quarterly report on form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "believes," "expects," "may," "should," "seeks," "pro forma," "anticipates," "intends" and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions.

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

               THREE MONTHS ENDED MARCH 31, 2003


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

                               TRANSAMERICAN HOLDINGS, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)

                              BALANCE SHEET - MARCH 31, 2003
                                        (UNAUDITED)

                                          ASSETS

Current assets:
  Cash                                        $    62,693
  Note receivable, related party                   49,360
                                              -----------

Total current assets                                      $   112,053

Property and equipment, net of accumulated
  depreciation, including project acquired
  from related party of $2,200,000                          2,205,217

Cash - restricted                                              32,866

Other assets                                                   10,000
                                                          -----------

                                                          $ 2,360,136
                                                          ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses         $    13,872
  Payable to related party                        2,200,000
                                                -----------

Total current liabilities                                 $ 2,213,872
                                                          -----------

Stockholders' equity:
  Common stock; $.001 par value, 100,000,000
   shares authorized, 18,471,090 shares
   issued and 17,446,090 outstanding          $    17,621
  Additional paid-in capital                    1,872,281
  Subscriptions receivable                        (83,750)
  Deficit accumulated during
   development stage                           (1,607,388)
  Treasury stock, 175,000 shares at cost          (52,500)
                                              -----------

Total stockholders' equity                                    146,264
                                                          -----------

                                                          $ 2,360,136
                                                          ===========


The accompanying notes are an integral part of these financial statements.

                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF OPERATIONS



                                                                      From inception on
                                  For the three months ended          July 22, 1996 to
                              March 31, 2003      March 31, 2002      March 31, 2003
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)

Net revenues                  $             -     $            -      $               -

Cost of sales                               -                  -                      -
                              ---------------     --------------      -----------------
Gross profit                                -                  -                      -

General and administrative
 expenses                             211,330             81,184              1,644,899
                              ---------------     --------------      -----------------

Net loss from operations
 before interest income              (211,330)           (81,184)            (1,644,899)

Interest income                           381              4,209                 37,511
                              ---------------     --------------      -----------------

Net loss                      $      (210,949)    $      (76,975)     $      (1,607,388)
                              ===============     ==============      =================

Net loss per share,
 basic and diluted            $         (0.01)    $        (0.00)
                              ===============     ==============

Weighted average number
 of shares outstanding,
 basic and diluted                 17,613,312         16,321,090
                              ===============     ==============

The accompanying notes are an integral part of these financial statements.


                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF STOCKHOLDERS' EQUITY



                                                                   Deficit
                                                        Subscrip-  accumulated            Total
                        Common stock        Additional  tion       during        Treas-   stock-
                    ----------------------  paid-in     receiv-    development   ury      holders'
                    Shares       Amount     capital     able       stage         stock    equity
                    ----------------------------------------------------------------------------------

Balance at
 July 22, 1996
 (inception)                -   $     -   $        -   $      -     $      -   $      -   $        -

Issuance of common stock
 for cash during
 July 1996, (restated
 for forward stock
 split)              2,000,000      2,000       3,000                                           5,000

Issuance of common stock
 in exchange for services
 in November 1999      100,000        100                                                         100

Issuance of common stock
 for cash during
 November 1999       9,200,000      9,200                                                       9,200

Accumulated net loss
 for the period from
 July 22, 1996 (inception)
 to December 31, 1999                                                 (5,100)                  (5,100)
                    ----------  --------  -----------  ---------    ---------  ---------  -----------
Balance at
 January 1, 2000    11,300,000    11,300        3,000         -       (5,100)         -         9,200

Issuance of common stock
 for cash during
 March 2000,
 net of shares issued
 for services        1,445,090     1,445      296,100                                         297,545

Issuance of common stock
 for cash during
 April 2000            230,000       230      114,770                                         115,000

Issuance of common stock
 for cash during
 May 2000            1,918,000     1,918      670,790                                         672,708

Issuance of common stock
 for cash during
 June 2000             913,000       913      142,150                                         143,063

Issuance of common stock
 for cash during
 July 2000             465,000       465      226,337    (33,750)                             193,052

Net loss for
 the year ended
 December 31, 2000                                                   (319,992)               (319,992)
                    ----------  --------  -----------  ---------    ---------  ---------  -----------
Balance at
 December 31, 2000  16,271,090    16,271    1,453,147    (33,750)    (325,092)        -     1,110,576

Issuance of common stock
 for cash during
 June 2001              50,000        50       99,929    (50,000)                              49,979

Net loss for
 the year ended
 December 31, 2001                                                   (563,404)               (563,404)
                    ----------  --------  -----------  ---------    ---------  ---------  -----------
Balance at
 December 31, 2001  16,321,090    16,321    1,553,076    (83,750)    (888,496)        -       597,151

Issuance of common stock
 for cash during
 September 2002        800,000       800      199,170                                         199,970

Issuance of common stock
 for cash during
 October 2002          100,000       100       29,870                                          29,970

Issuance of common stock
 for cash during
 December 2002         400,000       400       90,165                                          90,565

Net loss for
 the year ended
 December 31, 2002                                                   (507,943)               (507,943)
                    ----------  --------  -----------  ---------    ---------  ---------  -----------
Balance at
 December 31, 2002  17,621,090    17,621    1,872,281    (83,750)  (1,396,439)        -       409,713

Purchase of
 treasury stock
 (unaudited)          (175,000)                                                  (52,500)     (52,500)

Net loss for
 the three months ended
 March 31, 2003
 (unaudited)                                                         (210,949)               (210,949)
                    ----------  --------  -----------  ---------    ---------  ---------  -----------
Balance at
 March 31, 2003
 (unaudited)        17,446,090  $ 17,621  $ 1,872,281  $ (83,750) $(1,607,388) $ (52,500) $   146,264
                    ==========  ========  ===========  =========    =========  =========  ===========



The accompanying notes are an integral part of these financial statements.

                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF CASH FLOWS

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      From inception on
                                   For the three months ended         July 22, 1996 to
                              March 31, 2003      March 31, 2002      March 31, 2003
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)

Cash flows used for
 operating activities:
  Net loss                    $   (210,949)       $    (76,975)       $ (1,607,388)

Adjustments to reconcile net loss
 to net cash used for
 operating activities:
  Depreciation                         738                 737               7,027
  Bad debt                              -                4,725             136,725
  Issuance of common stock
   for services in connection
   with private placement               -                   -               94,500

Changes in assets and liabilities:
 (Increase) decrease in assets:
  Interest receivable                   -               (2,362)                 -
  Other assets                          -                   -              (10,000)

 Increase (decrease) in liabilities:
  Accounts payable and
   accrued expenses                     -                  497              13,872
                              -----------------   -----------------   -----------------

  Total adjustments                    738               3,597             242,124
                              -----------------   -----------------   -----------------

  Net cash used for
   operating activities           (210,211)            (73,378)         (1,365,264)
                              -----------------   -----------------   -----------------

Cash flows provided by (used for)
 investing activities:
  Acquisition of property
   and equipment                        -                   -              (12,244)
  Notes receivable                      -                6,000            (136,725)
  Notes receivable,
   related parties                 190,000                  -              (49,360)
  Restricted cash                       -               (1,373)            (32,866)
                              -----------------   -----------------   -----------------

  Net cash provided by (used for)
   investing activities            190,000               4,627            (231,195)
                              -----------------   -----------------   -----------------

Cash flows provided by (used for)
 financing activities:
  Proceeds from sale of
   common stock                         -                   -            1,711,652
  Proceeds from note payable,
   officer                              -                   -               21,540
  Payments on note payable,
   officer                              -              (16,540)            (21,540)
  Purchase of treasury stock       (52,500)                 -              (52,500)
                              -----------------   -----------------   -----------------

  Net cash provided by (used for)
   financing activities            (52,500)            (16,540)          1,659,152
                              -----------------   -----------------   -----------------

Net increase (decrease) in cash    (72,711)            (85,291)             62,693
Cash, beginning of period          135,404             192,949                  -
                              -----------------   -----------------   -----------------

Cash, end of period           $     62,693        $    107,658        $     62,693
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

               THREE MONTHS ENDED MARCH 31, 2003




(1)  Summary of Significant Accounting Policies:

     Interim Financial Statements:

     The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of TransAmerican Holdings, Inc. on Form 10-KSB for the year ended December 31, 2002.

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

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO FINANCIAL STATEMENTS

               THREE MONTHS ENDED MARCH 31, 2003




(2)  Treasury Stock:

     During March 2003, a total of 175,000 shares of treasury stock were purchased from three shareholders. Treasury stock is stated at cost and consists of the 175,000 shares as of March 31, 2003.


(3)  Commitments:

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Management's Discussion and Analysis.

Significant Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and financial operations. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and recording of assets from related parties. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Results of Operations

Three months ended March 31, 2003 as compared to March 31, 2002.

Revenues

     We are a development stage company. There were no revenues for the three months ended March 31, 2003 and March 31, 2002.

General and Administrative Expenses

     Total expenses amounted to $211,330 for the three months ended March 31, 2003, as compared to $81,184 at March 31, 2002. The expenses resulted primarily from costs incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates.

Loss from Operations

     The Company incurred a loss from operations of $211,330 for the quarter ended March 31, 2003, as compared to $81,184 at March
31, 2002.

Net loss

     The Company had a net loss of $210,949 or $(0.01) per share for the three months ended March 31, 2003 as compared to $76,975 or $(0.00) per share for the three months ended March 31, 2002.

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

     None.


ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

     None.

Reports on Form 8-K

     On August 27, 2002, TransAmerican Holdings, Inc. ("TransAmerican" or the "Company") filed a Current Report on Form 8-K with respect to its acquisition of Shaden Al-Khaleej Est., a Saudi Arabic Kingdom company ("Shaden"). The acquisition was effected in accordance with the terms of a Definitive Agreement, first executed on August 7, 2002 and approved by TransAmerican as of August 12, 2002 (the "Agreement"), by and between TransAmerican and Shaden Al-Khaleej Est. (the "Acquisition").

     On January 23, 2003, the Company filed an Amended Current Report on Form 8-K reporting that subsequent to entering into the Agreement, TransAmerican and Shaden undertook to complete the audit of Shaden in order to comply with TransAmerican's Securities and Exchange Commission ("SEC") reporting obligations. A preliminary audit has been completed as of the date of this filing. However, due to differences in accounting standards and procedures between the United States and Saudi Arabia, the preliminary audit did not comply with U.S. Generally Accepted Accounting Principles ("GAAP"), and thus could not be timely filed as initially anticipated. Shaden is presently working with its auditors to bring the audit into compliance with U.S. GAAP.

     As a result of the difficulties and consequential delay in finalizing the Shaden audit, TransAmerican has determined that the Acquisition transaction shall be held in abeyance pending the Company's receipt of a satisfactory audit. As such, the parties have agreed that all obligations pursuant to the Acquisition shall be suspended until Shaden is able to produce a satisfactory audit in compliance with U.S. GAAP and suitable for filing with the SEC. All other terms and conditions of the Definitive Agreement remain unchanged.

     The description of the transactions contained herein is qualified in its entirety by reference to the Definitive
Agreement which was included with the initial Current Report on Form 8-K filed on August 27, 2002, and incorporated herein by reference.



                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                   TRANSAMERICAN HOLDINGS, INC.


Date: May 19, 2003                 By: /s/ Najib E. Choufani
                                      -------------------------
                                      Najib E. Choufani
                                      Chairman, CEO & CFO


Date: May 19, 2003                 By: /s/ Tarek Choufani
                                      -------------------------
                                      Tarek Choufani
                                      Director

                   CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350
                     AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of TRANSAMERICAN HOLDINGS, INC. on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

     1.   The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Company.



     Date: May 19, 2003                 /s/ Najib Choufani
                                        Najib Choufani
                                        Chairman, CEO & CFO



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



     Date: May 19, 2003                 /s/ Najib Choufani
                                        Najib Choufani
                                        Chairman, CEO & CFO