Form 10QSB
period 2003-06-30
TRANSAMERICAN HOLDINGS INC
filed 2003-08-20
CIK 1108467

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                      ---------------------
                           FORM 10-QSB
                      ---------------------

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended June 30, 2003

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


As of the date of this filing, the Company had 18,471,090 shares of Common Stock issued and 17,446,090 shares of Common Stock outstanding.

                   TRANSAMERICAN HOLDINGS, INC.

                           FORM 10-QSB

               for the quarter ended June 30, 2003

                        TABLE OF CONTENTS


Part I.   Financial Information
-------
Item 1.   Financial Statements

          Balance Sheet as of June 30, 2003 (unaudited).

          Statements of Operations for the three and six months ended June 30, 2003 (unaudited) and June 30, 2002
          (unaudited) and from inception on July 22, 1996 to June
          30, 2003 (unaudited).

          Statement of Stockholders' Equity for the Period from inception to June 30, 2003 (unaudited).

          Statements of Cash Flows for the six months ended June
          30, 2003 (unaudited) and June 30, 2002 (unaudited) and from inception on July 22, 1996 to June 30, 2003
          (unaudited).

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



                 PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.


                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                      FINANCIAL STATEMENTS

                THREE MONTHS ENDED JUNE 30, 2003


                             CONTENTS

                                                       Page

Financial Statements:
  Balance Sheet                                        2
  Statements of Operations                             3-4
  Statement of Stockholders' Equity                    5
  Statements of Cash Flows                             6
  Notes to Financial Statements                        7-8

                               TRANSAMERICAN HOLDINGS, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)

                               BALANCE SHEET - JUNE 30, 2003
                                        (UNAUDITED)

                                          ASSETS

Current assets -
  cash                                                    $    44,275

Property and equipment, net of accumulated
  depreciation and amortization                                 5,218

Cash - restricted                                              32,866

Other assets                                                   10,000
                                                          -----------

                                                          $    92,359
                                                          ===========


                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses       $    13,873
  Notes payable, related parties                  272,640

                                              -----------

     Total current liabilities                            $   286,513
                                                          -----------

Stockholders' equity:
  Common stock; $.001 par value, 100,000,000
   shares authorized, 18,471,090 shares
   issued and 17,446,090 outstanding          $    17,621
  Subscriptions receivable                        (83,750)
  Additional paid-in capital                    1,872,281
  Deficit accumulated during
   development stage                           (1,947,806)
  Treasury stock, 175,000 shares at cost          (52,500)
                                              -----------

Total stockholders' deficit                                  (194,154)
                                                          -----------

                                                          $    92,359
                                                          ===========


The accompanying notes are an integral part of these financial statements.

                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF OPERATIONS



                                  For the three months ended
                              June 30, 2003       June 30, 2002
                              ---------------     --------------
                                (Unaudited)         (Unaudited)

Net revenues                  $             -     $            -

Cost of sales                               -                  -
                              ---------------     --------------
Gross profit                                -                  -

General and administrative
 expenses                             330,582             80,511
                              ---------------     --------------

Net loss from operations
 before interest income              (330,582)           (80,511)

Interest income                             -                145

                              ---------------     --------------

Net loss                      $      (330,582)    $      (80,366)
                              ===============     ==============

Net loss per share,
 basic and diluted            $         (0.02)    $        (0.00)
                              ===============     ==============

Weighted average number
 of shares outstanding,
 basic and diluted                 17,621,090         16,321,090
                              ===============     ==============

The accompanying notes are an integral part of these financial statements.

                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF OPERATIONS



                                                                      From inception on
                                   For the six months ended           July 22, 1996 to
                              June 30, 2003       June 30, 2002       June 30, 2003
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)

Net revenues                  $             -     $            -      $               -

Cost of sales                               -                  -                      -
                              ---------------     --------------      -----------------
Gross profit                                -                  -                      -

General and administrative
 expenses                             551,748            161,695              1,985,317
                              ---------------     --------------      -----------------

Net loss from operations
 before interest income              (551,748)          (161,695)            (1,985,317)

Interest income                           381              4,354                 37,511

                              ---------------     --------------      -----------------

Net loss                      $      (551,367)    $     (157,341)     $      (1,947,806)
                              ===============     ==============      =================

Net loss per share,
 basic and diluted            $         (0.03)    $        (0.01)
                              ===============     ==============

Weighted average number
 of shares outstanding,
 basic and diluted                 17,621,090         16,321,090
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


                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF STOCKHOLDERS' EQUITY



                                                                   Deficit
                                                        Subscrip-  accumulated            Total
                        Common stock        Additional  tion       during        Treas-   stock-
                    ----------------------  paid-in     receiv-    development   ury      holders'
                    Shares       Amount     capital     able       stage         stock    equity
                    ----------------------------------------------------------------------------------

Balance at
 July 22, 1996
 (inception)                -   $     -   $        -   $      -     $      -   $      -   $        -

Issuance of common stock
 for cash during
 July 1996, (restated
 for forward stock
 split)              2,000,000      2,000       3,000                                           5,000

Issuance of common stock
 in exchange for services
 in November 1999      100,000        100                                                         100

Issuance of common stock
 for cash during
 November 1999       9,200,000      9,200                                                       9,200

Accumulated net loss
 for the period from
 July 22, 1996 (inception)
 to December 31, 1999                                                 (5,100)                  (5,100)
                    ----------  --------  -----------  ---------    ---------  ---------  -----------
Balance at
 January 1, 2000    11,300,000    11,300        3,000         -       (5,100)         -         9,200

Issuance of common stock
 for cash during
 March 2000,
 net of shares issued
 for services        1,445,090     1,445      296,100                                         297,545

Issuance of common stock
 for cash during
 April 2000            230,000       230      114,770                                         115,000

Issuance of common stock
 for cash during
 May 2000            1,918,000     1,918      670,790                                         672,708

Issuance of common stock
 for cash during
 June 2000             913,000       913      142,150                                         143,063

Issuance of common stock
 for cash during
 July 2000             465,000       465      226,337    (33,750)                             193,052

Net loss for
 the year ended
 December 31, 2000                                                   (319,992)               (319,992)
                    ----------  --------  -----------  ---------    ---------  ---------  -----------
Balance at
 December 31, 2000  16,271,090    16,271    1,453,147    (33,750)    (325,092)        -     1,110,576

Issuance of common stock
 for cash during
 June 2001              50,000        50       99,929    (50,000)                              49,979

Net loss for
 the year ended
 December 31, 2001                                                   (563,404)               (563,404)
                    ----------  --------  -----------  ---------    ---------  ---------  -----------
Balance at
 December 31, 2001  16,321,090    16,321    1,553,076    (83,750)    (888,496)        -       597,151

Issuance of common stock
 for cash during
 September 2002        800,000       800      199,170                                         199,970

Issuance of common stock
 for cash during
 October 2002          100,000       100       29,870                                          29,970

Issuance of common stock
 for cash during
 December 2002         400,000       400       90,165                                          90,565

Net loss for
 the year ended
 December 31, 2002                                                   (507,943)               (507,943)
                    ----------  --------  -----------  ---------    ---------  ---------  -----------
Balance at
 December 31, 2002  17,621,090    17,621    1,872,281    (83,750)  (1,396,439)        -       409,713

Purchase of
 treasury stock
 (unaudited)          (175,000)                                                  (52,500)     (52,500)

Net loss for
 the six months ended
 June 30, 2003
 (unaudited)                                                         (551,367)               (551,367)
                    ----------  --------  -----------  ---------    ---------  ---------  -----------
Balance at
 June 30, 2003
 (unaudited)        17,621,090  $ 17,621  $ 1,872,281  $ (83,750) $(1,947,806) $ (52,500) $  (194,154)
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

                              TRANSAMERICAN HOLDINGS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF CASH FLOWS

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      From inception on
                                   For the six months ended           July 22, 1996 to
                              June 30, 2003       June 30, 2002       June 30, 2003
                              ---------------     --------------      -----------------
                                (Unaudited)         (Unaudited)          (Unaudited)

Cash flows used for
 operating activities:
  Net loss                    $   (551,367)       $   (157,935)       $ (1,947,806)

Adjustments to reconcile net loss
 to net cash used for
 operating activities:
  Depreciation                         738               1,475               7,027
  Issuance of common stock
   for services                         -                   -               94,500
  Reserve bad debt                      -                4,725             136,725

Changes in assets and liabilities:
 (Increase) decrease in assets:
  Other receivables                     -                   -                   -
  Note receivable, Certified
   Satellite Installers                 -                   -                   -
  Interest receivable                   -               (2,362)             (2,362)
  Other assets                          -                   -              (10,000)

 Increase (decrease) in liabilities:
  Accounts payable and
   accrued expenses                     -              (11,041)             13,872
                              -----------------   -----------------   -----------------

  Total adjustments                    738              (7,203)            239,762
                              -----------------   -----------------   -----------------

  Net cash used for
   operating activities           (550,629)            (87,569)         (1,708,044)
                              -----------------   -----------------   -----------------

Cash flows provided by (used for)
 investing activities:
  Acquisition of property
   and equipment                        -                 (100)            (12,244)
  Notes receivable                      -                8,041            (132,000)
  Notes receivable,
   related parties                      -               67,936            (241,722)
  Restricted cash                       -               (1,373)            (32,866)
  Advances to related party        239,360                  -              239,360
                              -----------------   -----------------   -----------------

  Net cash provided by (used for)
   investing activities            239,360              74,504            (179,472)
                              -----------------   -----------------   -----------------

Cash flows provided by (used for)
 financing activities:
  Proceeds from sale of
   common stock                         -                   -            1,711,652
  Proceeds from note payable,
   officer                              -              (21,540)             21,540
  Payments on note payable,
   officer                              -                   -              (21,540)
  Cash received from
   notes payable                   272,640                  -              272,640
  Purchase of treasury stock       (52,500)                 -              (52,500)
                              -----------------   -----------------   -----------------

  Net cash provided by (used for)
   financing activities            220,140             (21,540)          1,931,792
                              -----------------   -----------------   -----------------

Net increase (decrease) in cash    (91,130)            (34,605)             44,275
Cash, beginning of year            135,405             192,949                  -
                              -----------------   -----------------   -----------------

Cash, end of period           $     44,275        $     80,775        $     44,275
                              =================   =================   =================


Supplemental disclosure of
 non-cash investing and
 financing activities:
  During the second quarter
   of 2003 the Company wrote
   off interest in Lebanese
   time-share and the related
   note payable to related
   party.                     $  2,200,000
                              =================


The accompanying notes are an integral part of these financial statements.

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO FINANCIAL STATEMENTS

                 SIX MONTHS ENDED JUNE 30, 2003




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

                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO FINANCIAL STATEMENTS

                 SIX MONTHS ENDED JUNE 30, 2003




(2)  Treasury Stock:

     During March 2003, a total of 175,000 shares of treasury stock were purchased from three shareholders. Treasury stock is stated at cost and consists of the 175,000 shares as of June 30, 2003.

(3)  Note payable, related parties:

     Note payable, related parties consists of amounts advanced from a major shareholder to cover operating costs. The note is non-interest bearing and is due on demand.

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

Results of Operations

Three months ended June 30, 2003 as compared to June 30, 2002.

Revenues

     We are a development stage company. There were no revenues for the three months ended June 30, 2003 and June 30, 2002.

General and Administrative Expenses

     Total expenses amounted to $330,582 for the three months ended June 30, 2003, as compared to $80,511 at June 30, 2002. The expenses resulted primarily from costs incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates.

Loss from Operations

     The Company incurred a loss from operations of $330,582 for the quarter ended June 30, 2003, as compared to $80,511 at June
30, 2002.

Net loss

     The Company had a net loss of $330,582 or $(0.02) per share for the three months ended June 30, 2003 as compared to $80,366 or $(0.00) per share for the three months ended June 30, 2002.

Six months ended June 30, 2003 as compared to June 30, 2002.

Revenues

     We are a development stage company. There were no revenues for the six months ended June 30, 2003 and June 30, 2002.

General and Administrative Expenses

     Total expenses amounted to $551,748 for the six months ended June 30, 2003, as compared to $162,289 at June 30, 2002. The expenses resulted primarily from costs incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates.

Loss from Operations

     The Company incurred a loss from operations of $551,748 for the six months ended June 30, 2003, as compared to $162,289 at June 30, 2002.

Net loss

     The Company had a net loss of $551,367 or $(0.03) per share for the six months ended June 30, 2003 as compared to $157,935 or $(0.01) per share for the six months ended June 30, 2002.

Liquidity and Capital Resources

     In the third quarter of 2002, TransAmerican entered into two separate definitive agreements, one for the acquisition of an on-going construction and architectural design firm in Saudi Arabia and one for the acquisition of a resort project in Lebanon that is in the final stages of construction and whose operations are expected to commence in the fourth quarter of 2003. Both of these transactions, however, have been held in abeyance by management pending a return to general stability in the region. Furthermore, the Company eliminated the $2,200,000 investment and related party payable from its balance sheet in the second quarter of 2003, related to the Lebanese project.
Notwithstanding the foregoing, we are in advanced negotiations with several other domestic and international entities with going businesses in varied sectors of the market. We expect to conclude at least one of these transactions in the third quarter of 2003.

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


ITEM 3.   CONTROLS AND PROCEDURES.

     As required by SEC rules, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer. Based on this evaluation, the officer has concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.



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


                   TRANSAMERICAN HOLDINGS, INC.


Date: August 18, 2003              By: /s/ Najib Choufani
                                      -------------------------
                                      Najib Choufani
                                      Chairman, CEO & CFO


Date: August 18, 2003              By: /s/ Tarek Choufani
                                      -------------------------
                                      Tarek Choufani
                                      Director

                   CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350
                     AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of TRANSAMERICAN HOLDINGS, INC. on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

     1.   The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Company.



     Date: August 18, 2003              /s/ Najib Choufani
                                        Najib Choufani
                                        Chairman, CEO & CFO



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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.




     Date: August 18, 2003              /s/ Najib Choufani
                                        Najib Choufani
                                        Chairman, CEO & CFO