Form 10QSB
period 2003-09-30
TRANSAMERICAN HOLDINGS INC
filed 2003-12-19
CIK 1108467

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly
                         period ended September 30, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 for the transition
                         period from _______ to _______.


                          COMMISSION FILE NO. 000-29933


                          TRANSAMERICAN HOLDINGS, INC.
                 ______________________________________________
                 (Name of Small Business Issuer in its Charter)


         Nevada, U.S.A.                                   77-0434471
_________________________________              _________________________________
(State or other Jurisdiction                   (IRS Employer Identification No.)
of Incorporation or Organization)


       9601 Wilshire Boulevard, Suite 620, Beverly Hills, California 90210
       ___________________________________________________________________
                    (Address of principal executive offices)


                                 (310) 271-9911
                           ___________________________
                           (Issuer's telephone number)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [ ]

As of the date of this filing, the Company had 18,471,090 shares of Common Stock issued and 17,446,090 shares of Common Stock outstanding.

                          TRANSAMERICAN HOLDINGS, INC.

                                   FORM 10-QSB

                    for the quarter ended September 30, 2003

                                TABLE OF CONTENTS


Part I.   Financial Information

          Item 1.   Financial Statements

          Balance Sheet as of September 30, 2003 (unaudited).

          Statements of Operations for the three and nine months ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited) and from inception on July 22, 1996 to September 30, 2003 (unaudited).

          Statement of Stockholders' Equity for the Period from inception to September 30, 2003 (unaudited).

          Statements of Cash Flows for the nine months ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited) and from inception on July 22, 1996 to September 30, 2003 (unaudited).

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

          Item 5.   Other Information

          Item 6.   Exhibits and reports on form 8-K

SIGNATURES

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


This quarterly report on form 10-QSB contains "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "believes," "expects," "may," "should," "seeks," "pro forma," "anticipates," "intends" and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions.

We wish to caution readers that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors and other matters contained in this annual report generally. All subsequent written and oral forward- looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 2003

                                    CONTENTS

                                                                            Page
Financial Statements:
  Balance Sheet                                                               4
  Statements of Operations                                                    5
  Statement of Stockholders' Equity                                           6
  Statements of Cash Flows                                                    7
  Notes to Financial Statements                                            8-10



                  TRANSAMERICAN HOLDINGS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

               BALANCE SHEET - SEPTEMBER 30, 2003
                           (UNAUDITED)

                             ASSETS

Current assets -
  cash                                                                               $  64,391

Property and equipment, net of accumulated depreciation                                  5,218

Cash - restricted                                                                       32,866

Other assets                                                                            10,000
                                                                                     _________
                                                                                     $ 112,475
                                                                                     =========
              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                           $    13,872
  Due to related parties                                               37,640
                                                                  ___________
               Total current liabilities                                              $ 51,512

Convertible loans payable, related party, net of
    unamortized discount of $31,986                                                    391,058

Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 18,471,090 issued and 17,446,090 outstanding           17,621
  Subscriptions receivable                                            (83,750)
  Additional paid-in capital                                        1,923,891
  Deficit accumulated during development stage                     (2,135,357)
  Treasury stock, 175,000 shares at cost                              (52,500)
                                                                  ___________
               Total stockholders' deficit                                            (330,095)
                                                                                     _________
                                                                                     $ 112,475
                                                                                     =========




                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS

                                                                                                                  From inception on
                                        For the three months ended              For the nine months ended         July 22, 1996 to
                                   September 30, 2003 September 30, 2002  September 30, 2003  September 30, 2002  September 30, 2003
                                   __________________ __________________  __________________  __________________  __________________
                                     (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)          (Unaudited)

Net revenues                            $         -        $         -       $         -        $         -            $          -

Cost of sales                                     -                  -                 -                  -                       -
                                        ___________        ___________       ___________        ___________            ____________

Gross profit                                      -                  -                 -                  -                       -

General and administrative
  expenses                                  203,567            174,069           720,631            336,358               2,154,200
                                        ___________        ___________       ___________        ___________            ____________

Net loss from operations before
  interest income and other
  expense                                  (203,567)          (174,069)         (720,631)          (336,358)             (2,154,200)

Interest income                                   -                246               381              4,405                  37,511
Amortization of discount on
  convertible loans                         (12,114)                 -           (18,668)                 -                 (18,668)
                                        ___________        ___________       ___________        ___________            ____________

Net loss                                $  (215,681)       $  (174,069)      $  (738,918)       $  (336,358)           $ (2,135,357)
                                        ===========        ===========       ===========        ===========            ============

Net loss per share, basis
  and diluted                           $     (0.01)       $     (0.01)      $     (0.04)       $     (0.02)
                                        ===========        ===========       ===========        ===========

Weighted average number of
  shares outstanding, basic
  and diluted                            17,621,090         16,477,612        17,621,090         16,373,837
                                        ===========        ===========       ===========        ===========





                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                 Deficit
                                                     Additional                  accumulated                    Total
                                   Common stock      paid-in      Subscription   during              Treasury   stockholders'
                                Shares      Amount   capital      receivable     development stage   stock      equity (deficit)
                                ______      ______   __________   ____________   _________________   ________   _______________


Balance at July 22 1996
  (inception)             $          -   $      -    $        -   $          -   $            -      $      -   $        -

Issuance of common stock
   for cash during July
   1996 (restated for
   forward stock split)      2,000,000      2,000         3,000                                                      5,000

Issuance of common stock
   in exchange for
   services in November
   1999                        100,000        100                                                                      100

Issuance of common stock
   for cash during
   November 1999             9,200,000      9,200                                                                    9,200

Accumulated net loss for
   the period
   from July 22, 1996
   (inception) to
   December 31, 1999                                                                     (5,100)                    (5,100)
                          ____________   ________    __________   ____________   ______________      ________   __________

Balance at January 1,
   2000                     11,300,000     11,300         3,000              -           (5,100)            -        9,200

Issuance of common stock
   for cash
   during March 2000         1,445,090      1,445       296,100                                                    297,545

Issuance of common stock
   for cash
   during April 2000           230,000        230       114,770                                                    115,000

Issuance of common stock
   for cash
   during May 2000           1,918,000      1,918       670,790                                                    672,708

Issuance of common stock
   for cash
   during June 2000            913,000        913       142,150                                                    143,063

Issuance of common stock
   for cash
   during July 2000            465,000        465       226,337        (33,750)                                    193,052

Net loss for the year
   ended
   December 31, 2000                                                                   (319,992)                  (319,992)
                          ____________   ________    __________   ____________   ______________      ________   __________

Balance at December 31,
   2000                     16,271,090     16,271     1,453,147        (33,750)        (325,092)            -    1,110,576

Issuance of common stock
   for cash
   during June 2001             50,000         50        99,929        (50,000)                                     49,979

Net loss for the year
   ended
   December 31, 2001                                                                   (563,404)                  (563,404)
                          ____________   ________    __________   ____________   ______________      ________   __________

Balance at December 31,
   2001                     16,321,090     16,321     1,553,076        (83,750)        (888,496)            -      597,151

Issuance of common stock
   for cash
   during September 2002       800,000        800       199,170                                                    199,970

Issuance of common stock
   for cash
   during October 2002         100,000        100        29,870                                                     29,970

Issuance of common stock
   for cash
   during December 2002        400,000        400        90,165                                                     90,565

Net loss for the year
   ended
   December 31, 2002                                                                   (507,943)                  (507,943)
                          ____________   ________    __________   ____________   ______________      ________   __________

Balance December 31,
   2002                     17,621,090     17,621     1,872,281        (83,750)      (1,396,439)            -      409,713

Purchase of treasury
  stock (unaudited)                                                                                   (52,500)     (52,500)

Beneficial conversion
   feature related to
   loans to related
   party (unaudited)                                     65,555                                                     65,555

Extinguishment of a
  portion of the conver-
  tible loan to related
  party (unaudited)                                     (13,945)                                                  (13,945)

Net loss for the nine
   months ended
   September 30, 2003 (unaudited)                                                      (738,918)                 (738,918)
                          ____________   ________    __________   ____________   ______________      ________   __________

Balance at September 30,
   2003                     17,621,090   $ 17,621    $1,923,891   $    (83,750)  $   (2,135,357)     $(52,500)  $ (330,095)
                          ============    =======    ==========   ============   ==============      ========   ==========





                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                         From inception on
                                                         For the nine months ended       July 22, 1996 to
                                                   September 30, 2003 September 30, 2002 September 30, 2003
                                                   __________________ __________________ __________________
                                                     (Unaudited)        (Unaudited)        (Unaudited)

Cash flows provided by (used for) operating
  activities:
  Net loss                                              $ (738,918)         $ (331,953)      $ (2,135,357)

Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
    Depreciation                                               738               9,145              7,027
    Issuance of common stock for services                        -                   -             94,500
    Reserve for bad debt                                         -               4,725            136,725
    Amortization of discount on convertible loans           18,668                   -             18,668

Changes in assets and liabilities:
  (Increase) decrease in assets:
    Interest receivable                                          -              (2,362)            (2,362)
    Other assets                                                 -                   -            (10,000)

  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                        -                  85             13,872
                                                        __________          __________       ____________

   Total adjustments                                        19,406              11,593            258,430
                                                        __________          __________       ____________

    Net cash used for operating activities                (719,512)           (320,360)        (1,876,927)

Cash flows provided by (used for) investing
  activities:
  Acquisition of property and equipment                          -                (100)           (12,245)
  Notes receivable                                               -               8,041           (132,000)
  Notes receivable, related parties                              -             137,906           (241,723)
  Restricted cash                                                -              (1,373)           (32,866)
  Payments from related parties                            239,360                   -            239,360
                                                        __________          __________       ____________

     Net cash provided by investing activities             239,360             144,474           (179,474)
                                                        __________          __________       ____________

Cash flows provided by (used for) financing
  activities:
  Proceeds from sale of common stock                             -             199,970          1,711,652
  Proceeds from note payable, officer                            -             (21,540)            21,540
  Payment on note payable, officer                               -                   -            (21,540)
  Proceeds from convertible loans payable,
    related party                                          590,000                   -            590,000
  Payment on convertible loans payable, related
    party                                                 (166,000)                              (166,000)
  Advances from related parties                             37,640                   -             37,640
  Purchase of treasury stock                               (52,500)                  -            (52,500)
                                                        __________          __________       ____________

     Net cash used for financing activities                409,140             178,430          2,120,792
                                                        __________          __________       ____________

Net increase (decrease) in cash                            (71,012)              2,544             64,391
Cash, beginning of year                                    135,403             192,949                  -
                                                        __________          __________       ____________
Cash, end of period                                     $   64,391          $  195,493           $ 64,391
                                                        ==========          ==========       ============

Supplemental disclosure of non-cash investing
   and financing activities:
   Write-off of investment in Lebanese time
   share.                                               $2,200,000
                                                        ==========


                          TRANSAMERICAN HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2003


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

         INTERIM FINANCIAL INFORMATION:

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

         DEVELOPMENT STAGE ENTERPRISE:

         The Company is a development stage enterprise as defined by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception of the Company have been considered as part of the Company's development stage activities

         NEW ACCOUNTING PRONOUNCEMENTS:

         During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt SFAS No. 149 within the prescribed time.

                          TRANSAMERICAN HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2003


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

         During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The Company is evaluating the effect of this new pronouncement and will adopt SFAS No. 150 within the prescribed time.


(3)      TREASURY STOCK:

         During March 2003, a total of 175,000 shares of treasury stock were purchased from three shareholders. Treasury stock is stated at cost and consists of the 175,000 shares as of September 30, 2003.


(4)      DUE TO RELATED PARTIES:

         Due to related parties consists of amounts advanced from a major shareholder to cover operating costs. The note is non-interest bearing and due on demand.


(5)      CONVERTIBLE LOANS PAYABLE, RELATED PARTY, WITHOUT INTEREST:

         A summary is as follows:

                  April 15, 2003 issuance          $  84,000
                  June 1, 2003 issuance               40,000
                  June 2, 2003 issuance              100,000
                  June 8, 2003 issuance               20,000
                  June 9, 2003 issuance               30,000
                  July 3, 2003 issuance              150,000
                                                   _________
                                                     424,000
                  Less unamortized discount           32,942
                                                   _________
                                                   $ 391,058
                                                   =========

                          TRANSAMERICAN HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2003


(5)      CONVERTIBLE LOANS PAYABLE, RELATED PARTY, WITHOUT INTEREST, CONTINUED:

         On April 15, 2003, the Company issued a $250,000 non-interest bearing convertible loan payable due April 15, 2004. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 90% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $250,000. The Company repaid $166,000 in June 2003 without penalty. The value of the conversion feature was estimated to be $27,778, which was to be amortized over the life of the loan. Upon early payment of the convertible loan, $13,945 of unamortized discount was charged to additional paid-in capital. For the nine months ending September 30, 2003, $5,020 has been amortized to amortization expense.

         On June 1, 2003, the Company issued a $40,000 non-interest bearing convertible loan payable due June 1, 2004. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 90% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $40,000. The value of the conversion feature was estimated to be $4,444, which will be amortized over the life of the loan. For the nine months ending September 30, 2003, $1,465 has been amortized to amortization expense.

         On June 2, 2003, the Company issued a $100,000 non-interest bearing convertible loan payable due June 2, 2004. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 90% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $100,000. The value of the conversion feature was estimated to be $11,111, which will be amortized over the life of the loan. For the nine months ending September 30, 2003, $3,632 has been amortized to amortization expense.

         On June 8, 2003, the Company issued a $20,000 non-interest bearing convertible loan payable due June 8, 2004. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 90% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $20,000. The value of the conversion feature was estimated to be $2,222, which will be amortized over the life of the loan. For the nine months ending September 30, 2003, $689 has been amortized to amortization expense.

                          TRANSAMERICAN HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2003


(5)      CONVERTIBLE LOANS PAYABLE, RELATED PARTY, WITHOUT INTEREST, CONTINUED:

         On June 9, 2003, the Company issued a $30,000 non-interest bearing convertible loan payable due June 9, 2004. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 90% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $30,000. The value of the conversion feature was estimated to be $3,333, which will be amortized over the life of the loan. For the nine months ending September 30, 2003, $1,026 has been amortized to amortization expense.

         On July 3, 2003, the Company issued a $150,000 non-interest bearing convertible loan payable due July 3, 2004. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 90% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $150,000. The value of the conversion feature was estimated to be $16,667, which will be amortized over the life of the loan. For the nine months ending September 30, 2003, $4,030 has been amortized to amortization expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

RESULTS OF OPERATIONS

Three months ended September 30, 2003 as compared to September 30, 2002.

REVENUES

We are a development stage company. There were no revenues for the three months ended September 30, 2003 and September 30, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES

Total expenses amounted to $203,567 for the three months ended September 30, 2003, as compared to $174,069 at September 30, 2002. The expenses resulted primarily from costs incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates.

LOSS FROM OPERATIONS

The Company incurred a loss from operations of $203,567 for the quarter ended September 30, 2003, as compared to $174,069 at September 30, 2002.

Net loss

The Company had a net loss of $215,681 or $(0.01) per share for the three months ended September 30, 2003 as compared to $174,069 or $(0.01) per share for the three months ended September 30, 2002.

Nine months ended September 30, 2003 as compared to September 30, 2002.

REVENUES

We are a development stage company. There were no revenues for the nine months ended September 30, 2003 and September 30, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES

Total expenses amounted to $720,631 for the nine months ended September 30, 2003, as compared to $336,358 at September 30, 2002. The expenses resulted primarily from costs incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates.

LOSS FROM OPERATIONS

The Company incurred a loss from operations of $720,631 for the nine months ended September 30, 2003, as compared to $336,358 at September 30, 2002.

Net loss

The Company had a net loss of $738,918 or $(0.04) per share for the nine months ended September 30, 2003 as compared to $336,358 or $(0.02) per share for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

In the third quarter of 2002, TransAmerican entered into two separate definitive agreements, one for the acquisition of an on-going construction and architectural design firm in Saudi Arabia and one for the acquisition of a resort project in Lebanon that is in the final stages of construction and whose operations are expected to commence in the fourth quarter of 2003. Both of these agreements, however, have been rescinded by management due to general instability in the region and as the other parties were unable to complete their due diligence. Furthermore, the Company eliminated the $2,200,000 investment and related party payable from its balance sheet in the second quarter of 2003 related to the Lebanese project. Notwithstanding the foregoing, we are in advanced negotiations with several other domestic and international entities with going businesses in varied sectors of the market. We expect to conclude at least one of these transactions in the first quarter of 2004.

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

FORWARD LOOKING INFORMATION.

This Quarterly Report on Form 10-QSB contains forward- looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1955 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.

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

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

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

                          TRANSAMERICAN HOLDINGS, INC.


DATE: DECEMBER 17, 2003                BY: /s/ NAJIB CHOUFANI
                                       ______________________
                                       Najib Choufani
                                       Chairman, CEO & CFO


DATE: DECEMBER 17, 2003                BY: /S/ TAREK CHOUFANI
                                       ______________________
                                       Tarek Choufani
                                       Director