Form 10KSB
period 2003-12-31
TRANSAMERICAN HOLDINGS INC
filed 2004-04-14
CIK 1108467

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934
                  for the Fiscal Year ended December 31, 2003.

                          COMMISSION FILE NO. 000-29933

                          TRANSAMERICAN HOLDINGS, INC.

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

Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending December 31, 2003 were $0.

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the issuer on March 31, 2004, based upon the closing bid price of such stock on that date ($0.20) was approximately $3,524,218. As of the date of this filing, the Company had approximately 17,621,090 shares of Common Stock issued and outstanding.

                          TRANSAMERICAN HOLDINGS, INC.

                                   FORM 10-KSB

                   for the fiscal year ended December 31, 2003



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

Item 8A.  Controls and Procedures


PART III

Item 9.   Directors and Executive Officers of the Registrant

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

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

TransAmerican's primary objective is to provide future partner companies with growth capital. However, if necessary, our management team will also help guide such partner companies in such areas as sales and marketing, executive recruiting, human resources, finance and technology. We envision creating a collaborative forum where the promotion of opportunities for synergistic business relationships occurs among and between our various partner companies. Persons seeking further information regarding TransAmerican should contact us at our executive offices at 9601 Wilshire Boulevard, Suite 620, Beverly Hills, California 90210, by telephone at (310) 271-9911, by facsimile at (310) 271-7042 or by e-mail at admin@tahiusa.com.


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

- We Rely on our Management Team and Employees. Our success will depend to a large degree upon the efforts of our management, finance, marketing and technology personnel. Our success will also depend on our ability to attract and retain additional qualified management, finance, marketing and technology personnel. Hiring employees with the combination of skills and attributes required to carry out our expansion strategy is extremely competitive. We do not have "key person" life insurance policies upon any of our officers or other personnel. The loss of the services of key personnel together with an inability to attract qualified replacements could adversely affect prospective growth.

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

- A Reduction of Percentage Share Ownership May Result Following a Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which may result in the Company issuing securities to shareholders of any private company. The Company contemplates the issuance of previously authorized and unissued Common Stock of the Company which would result in reduction in percentage of shares owned by present and prospective shareholders of the Company that would probably result in a change in control and management of the Company.

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


ITEM 2. DESCRIPTION OF PROPERTY.

TransAmerican maintains its principal executive offices at 9601 Wilshire Boulevard, Suite 620, Beverly Hills, California 90210, which we utilize as our main corporate business office. Our lease is for a term of four (4) years, commencing on July 1, 2000, with an annual rental rate of $112,499 for the year ended December 31, 2003. The space consists of approximately 3,080 square feet of which approximately 2,000 square feet is sub-leased to others, leaving approximately 1,080 square feet, which is, in the opinion of management, adequate for the Company's needs for the foreseeable future. The office is covered by insurance on the premises and its contents under a policy issued by Farmer's Insurance Company.


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




   2004              HIGH                LOW
-----------         ------              ------
1st Quarter          1.00                0.20


   2003              HIGH                LOW
-----------         ------              ------
1st Quarter          0.20                0.20
2nd Quarter          0.20                0.20
3rd Quarter          1.00                0.20
4th Quarter          1.00                0.17


   2002              HIGH                LOW
-----------         ------              ------
1st Quarter          0.05                0.02
2nd Quarter          0.23                0.04
3rd Quarter          1.01                0.14
4th Quarter          1.01                0.20

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

(e) Transfer Agent.

The Transfer Agent for TransAmerican Common Stock is Manhattan Transfer Registrar Co., 58 Dorchester Road, Lake Ronkonkoma, New York 11779.

(f) Changes in Securities.

During the fourth quarter of the fiscal year ended December 2002, the Company sold a total of 500,000 shares of common voting stock to various individuals outside the United States. The shares were sold at prices ranging from $0.18 to $0.30 per share representing a total purchase price and proceeds to the Company of approximately $120,535. We did not publicly offer any securities and no underwriter was utilized. We paid no other finder's fees, discounts or commissions in connection with the above offers and sales. The offers and sales were exempt pursuant to Sections 4(2) and 5 of the Act, Regulations D and S, respectively, promulgated thereunder, and pursuant to Section 25102(f) of the California Corporations Code. The purchasers acquired the shares for their own account with no then present intention of dividing their interests with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered and sold in private transactions, which were not part of a distribution of the shares, and, in the case of those shares sold pursuant to Regulation S, the offers and sales were made in offshore transactions and there were no directed selling efforts in the United States in connection therewith. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with each of the individuals purchasing the shares. The proceeds from the above sales of unregistered securities were used primarily to fund the day-to-day operations of the Company.

Between April and December 2003, the Company borrowed an aggregate of $674,000. The Company issued non-interest bearing convertible notes due one year from the date of issuance. The notes are convertible into the Company's common stock only at the due date or later at 75% of the market price at the time of conversion. During the 2003 fiscal year, the Company repaid $282,000 leaving a balance of $392,000. The notes were issued to Uni Financial Group, Inc., a California corporation ("UFG"). UFG is an investment banker, of which Mr. Choufani, the President, director and principal stockholder of the Company, is Chairman and majority shareholder.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and financial operations. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.


RESULTS OF OPERATIONS.

TransAmerican's current cash assets decreased from $135,404 at December 31, 2002, to $16,928 at December 31, 2003. The decrease in cash resulted primarily from cash used for normal operating activities for the year ended December 31, 2003.

Total expenses increased to $722,585 for the year ended December 31, 2003, as compared to $513,402 for the year ended December 31, 2002. The increase in expenses resulted primarily from an increase in travel in Europe and the Middle East and additional consultants and business development. The expenses also related to professional fees and expenses incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates.

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

1) Audited Consolidated Financial Statements as of December 31, 2003 and 2002.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting or financial disclosure during the period covered by this Report.

ITEM 8A. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, and Principal Financial and Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on >From 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b)      Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.



                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and officers of the Company, as of the date of this filing, are as follows:



Name                      Age           Position
-----------------         ---        ----------------
Najib E. Choufani         64         Chairman, CEO, President,
                                     Secretary & Treasurer
Tarek Choufani            24         Vice President & Director

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

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to TransAmerican. In the event that TransAmerican consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted Common Stock issued by TransAmerican as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate. The amount of such finder's fee cannot be determined as of the date of this filing, but is expected to be comparable to consideration normally paid in like transactions. No member of management of TransAmerican will receive any finder fees, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

As of December 31, 2003, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by TransAmerican for the benefit of its officers, directors or employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of December 31, 2003, the security and beneficial ownership interest for each class of equity securities known by the Company to have more than five (5%) percent of the voting securities.



Title of       Name and address         Amount and nature   Percentage
class          of beneficial Owner      of beneficial       of class
                                        ownership (1)
-----------    -----------------------  -----------------   ----------

Common         Najib E. Choufani          7,092,500            40.3%
               9601 Wilshire Boulevard   (affiliate)
               Suite 620
               Beverly Hills, CA 90210


(1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(b) Security Ownership of Management.

The following table sets forth, as of December 31, 2003, the beneficial ownership for each class of equity securities of the Company beneficially owned by all directors and officers of the Company.

Title of       Name and address         Amount and nature   Percentage
class          of beneficial Owner      of beneficial       of class
                                        ownership (1)
-----------    -----------------------  -----------------   ----------

Common         Najib E. Choufani          7,092,500            40.3%
               9601 Wilshire Boulevard   (affiliate)
               Suite 620
               Beverly Hills, CA 90210

Common         Tarek Choufani                 -                 -
               9601 Wilshire Boulevard   (affiliate)
               Suite 620
               Beverly Hills, CA 90210

Common         All Officers and           7,092,500            40.3%
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

REPORTS ON FORM 8-K

None


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)      Audit Fees

The aggregate fees billed for professional services rendered by Stonefield Josephson, for the audit of the registrant's annual financial statements included in the registrant's Form 10-KSB and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $23,699 and $17,541, respectively. For the audit for the year ended December 31, 2003, the company expects to pay Stonefield Josephson, Inc. approximately $10,000.

(2) Audit Related Fees

None.

(3) Tax Fees

The Company did not incur any fees for tax compliance, tax advice and tax planning by the Company's principal accountant for fiscal 2003 and 2002.

(4) All Other Fees

None.

(5) Audit Committee Policies and Procedures

The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          TRANSAMERICAN HOLDINGS, INC.





DATE: APRIL 14, 2004               BY: /s/ NAJIB E. CHOUFANI
                                      -------------------------
                                      NAJIB E. CHOUFANI
                                      CHAIRMAN, CEO & CFO



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





DATE: APRIL 14, 2004               BY: /s/ NAJIB E. CHOUFANI
                                      -------------------------
                                      NAJIB E. CHOUFANI
                                      CHAIRMAN, CEO & CFO

DATE: APRIL 14, 2004               BY: /s/ TAREK CHOUFANI
                                      -------------------------
                                      TAREK CHOUFANI
                                      VICE PRESIDENT & DIRECTOR

                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2003







                                    CONTENTS

                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS:
  Balance Sheet                                                              2
  Statements of Operations                                                   3
  Statement of Stockholders' Deficit                                         4
  Statements of Cash Flows                                                   5
  Notes to Financial Statements                                            6-17

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
TransAmerican Holdings, Inc.
Beverly Hills, California


We have audited the accompanying balance sheet of TransAmerican Holdings, Inc. as of December 31, 2003, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransAmerican Holdings, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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





CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 12, 2004

                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET - DECEMBER 31, 2003



                                     ASSETS

CURRENT ASSETS -
  cash                                                                                                   $  16,928

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation and amortization                                                               3,003

CASH - RESTRICTED                                                                                           33,244

DEPOSITS                                                                                                    10,000
                                                                                                -------------------

                                                                                                         $  63,175
                                                                                                ===================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                               $  35,788
  Convertible loans payable, related party, net of
     unamortized discount of $72,619                                                    319,381
                                                                             -------------------

               Total current liabilities                                                                 $ 355,169

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 17,621,090 issued and outstanding                                        17,621
  Subscriptions receivable                                                              (83,750)
  Additional paid-in capital                                                          2,026,669
  Deficit accumulated during development stage                                       (2,200,034)
  Treasury stock, 175,000 shares at cost                                                (52,500)
                                                                             -------------------

               Total stockholders' deficit                                                                (291,994)
                                                                                                -------------------

                                                                                                         $  63,175
                                                                                                ===================

The accompanying notes form an integral part of these financial statements.


                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS


                                                                                                       From inception on
                                                    Year ended                 Year ended               July 22, 1996 to
                                                December 31, 2003           December 31, 2002          December 31, 2003
                                               -------------------------------------------------------------------------------


NET REVENUES                                               $         -                 $         -                $         -

COST OF SALES
                                                                     -                           -                          -
                                               -------------------------------------------------------------------------------

GROSS PROFIT
                                                                     -                           -                          -

GENERAL AND ADMINISTRATIVE EXPENSES                                                        513,402                  2,156,154
                                                                722,585
                                               -------------------------------------------------------------------------------

NET LOSS FROM OPERATIONS BEFORE
  INTEREST INCOME AND OTHER EXPENSE                           (722,585)                   (513,402)                (2,156,154)

INTEREST INCOME
                                                                    759                      5,459                     37,889
AMORTIZATION OF DISCOUNT ON
  CONVERTIBLE LOANS
                                                               (81,769)                          -                    (81,769)
                                               -------------------------------------------------------------------------------

NET LOSS                                                 $    (803,595)              $    (507,943)            $   (2,200,034)
                                               ===============================================================================

NET LOSS PER SHARE, basis and diluted                    $       (0.05)              $       (0.03)
                                               ====================================================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, basic and diluted                             17,621,090                 17,397,802
                                               ====================================================

The accompanying notes form an integral part of these financial statements.



                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                Deficit
                                                                    Additional                accumulated               Total
                                                    Common stock      paid-in   Subscription    during        Treasury stockholders'
                                              Shares        Amount    capital    receivable  development stage  stock   equity
                                                                                                                       (deficit)
                                           ------------ ---------------------------------------------------------------------------
Balance at July 22 1996 (inception)                   - $        -  $        - $      -     $            -  $      -  $       -

Issuance of common stock for
   cash during July 1996 (restated for

   forward stock split)                       2,000,000      2,000       3,000                                            5,000

Issuance of common stock in exchange

   for services in November 1999                100,000        100                                                          100

Issuance of common stock for

   cash during November 1999                  9,200,000      9,200                                                        9,200

Accumulated net loss for the period
   from July 22, 1996 (inception) to

   December 31, 1999                                                                                (5,100)              (5,100)
                                           ------------ ------------------------------------------------------------------------


Balance at January 1, 2000                   11,300,000     11,300       3,000        -             (5,100)        -      9,200

Issuance of common stock for cash
   during March 2000                          1,445,090      1,445     296,100                                          297,545

Issuance of common stock for cash

   during April 2000                            230,000        230     114,770                                          115,000

Issuance of common stock for cash
   during May 2000                            1,918,000      1,918     670,790                                          672,708

Issuance of common stock for cash

   during June 2000                             913,000        913     142,150                                          143,063

Issuance of common stock for cash

   during July 2000                             465,000        465     226,337  (33,750)                                193,052

Net loss for the year ended
   December 31, 2000                                                                              (319,992)            (319,992)
                                           ------------ ------------------------------------------------------------------------


Balance at December 31, 2000                 16,271,090     16,271   1,453,147  (33,750)          (325,092)        -  1,110,576

Issuance of common stock for cash

   during June 2001                              50,000         50      99,929  (50,000)                                 49,979

Net loss for the year ended
   December 31, 2001                                                                              (563,404)            (563,404)
                                           ------------ ------------------------------------------------------------------------


Balance at December 31, 2001                 16,321,090     16,321   1,553,076  (83,750)          (888,496)        -    597,151

Issuance of common stock for cash

   during September 2002                        800,000        800     199,170                                          199,970

Issuance of common stock for cash

   during October 2002                          100,000        100      29,870                                           29,970

Issuance of common stock for cash

   during December 2002                         400,000        400      90,165                                           90,565

Net loss for the year ended
   December 31, 2002                                                                              (507,943)           (507,943)
                                           ------------ ------------------------------------------------------------------------


Balance at December 31, 2002                 17,621,090     17,621   1,872,281  (83,750)        (1,396,439)        -    409,713

Purchase of treasury stock                                                                                   (52,500)   (52,500)

Beneficial conversion feature related to
   loans to related party                                              224,666                                          224,666

Extinguishment of the beneficial conversion
  feature related to the portion of the
  convertible
  loan to related party                                                (70,278)                                         (70,278)

Net loss for the year ended
   December 31, 2003                                                                              (803,595)            (803,595)
                                           ------------ ------------------------------------------------------------------------

Balance at December 31, 2003                 17,621,090 $   17,621  $2,026,669 $(83,750)     $  (2,200,034) $(52,500) $(291,994)
                                           ============ ========================================================================


The accompanying notes form an integral part of these financial statements.



                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                             From inception on
                                                                       Year ended            Year ended      July 22, 1996 to
                                                                    December 31, 2003     December 31, 2002  December 31, 2003
                                                                    ----------------------------------------------------------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES:
  Net loss                                                          $   (803,595)          $   (507,943)   $       (2,200,034)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES:
      Depreciation                                                         2,952                  2,952                 9,241
      Amortization of discount on convertible loans                       81,769                      -                81,769
      Reserve for bad debt                                                     -                 46,725               132,000
      Issuance of common stock for services
        in connection with private placement                                   -                      -                94,500

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS -
      deposits                                                                 -                      -               (10,000)

    INCREASE (DECREASE) IN LIABILITIES -
      accounts payable and accrued expenses                               21,916                (19,915)               35,788
                                                                          -------------------------------------------------------

          Total adjustments                                              106,637                 29,762               343,298
                                                                          -------------------------------------------------------

          Net cash used for operating activities                        (696,958)              (478,181)           (1,856,736)
                                                                          -------------------------------------------------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING
 ACTIVITIES:
  Acquisition of property and equipment                                        -                   (100)              (12,244)
  Notes receivable                                                             -                  8,000              (132,000)
  Notes receivable, related parties                                      239,360                115,574                     -
  Restricted cash                                                           (378)                (1,803)              (33,244)
                                                                          -------------------------------------------------------

           Net cash provided by (used for) investing activities          238,982                121,671              (177,488)
                                                                          -------------------------------------------------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                           -                320,505             1,711,652
  Proceeds from issuance of convertible loans
       payable, related party                                            674,000                      -               674,000
  Payments on convertible loans payable, related party                  (282,000)                                    (282,000)
                                                                                                      -
  Proceeds from note payable, officer                                          -                      -                21,540
  Payment on note payable, officer                                             -                (21,540)              (21,540)
  Purchase of treasury stock                                             (52,500)                     -               (52,500)
                                                                          -------------------------------------------------------

     Net cash provided by financing activities                           339,500                298,965             2,051,152

                                                                          -------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                         (118,476)               (57,545)               16,928

CASH, beginning of year                                                  135,404                192,949                     -
                                                                          -------------------------------------------------------

CASH, end of period                                                      $16,928               $135,404               $16,928
                                                                          =======================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - no amounts were paid for interest or income taxes

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES -
  write-off of related party payable and
  investment in Lebanese time share                                   $2,200,000
                                                                      ==========





The accompanying notes form an integral part of these financial statements.

                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



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

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



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

         COMPREHENSIVE LOSS:

                  For the years ended December 31, 2003 and 2002, and for the period from July 22, 1996 (inception) to December 31, 2003, the Company has no items that represent other comprehensive loss and, therefore, has not included a Statement of Comprehensive Loss in the financial statements.

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

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



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

         BASIC AND DILUTED LOSS PER SHARE:

                  In accordance with SFAS No. 128, "Earnings Per Share," basic loss per common share is computed by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2003, the Company has no dilutive common stock equivalents such as stock options and warrants.

         DISCOUNT ON CONVERTIBLE DEBENTURES:

                  Discounts on convertible debentures is the value attributed to the preferential conversion feature associated with the convertible debentures. These discounts are accounted for in accordance with emerging issues task force ("EITF") 00-27 "Application of EITF 98-5 to Certain Convertible Instruments" issued by the Financial Accounting Standards Board.


         NEW ACCOUNTING PRONOUNCEMENTS:

                  In November 2002, FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company adopted FIN No. 45 on January 1, 2003 and it did not have a material impact on the Company's financial position, results of operations or cash flows.

                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 changed the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. During October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting such variable interest entity in accordance with FIN 46. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, (FIN-46R), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46 that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. Management is currently assessing the impact, if any, FIN 46 may have on us; however, our management does not anticipate the adoption to have a material impact to the Company's financial position or results of operations.

                  During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in such transactions.

                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

         During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

         In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which replaces the previously issued SFAS No. 132. The revised SFAS No. 132 increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised SFAS No. 132 requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.


(3)      RESTRICTED CASH:

         Funds have been restricted as collateral to a sublease agreement with the Company's landlord.


(4)      RELATED PARTY TRANSACTIONS:

         The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their business interests. The Company has not formulated a policy for the resolution of such conflicts.

                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(5)      PROPERTY AND EQUIPMENT:

         A summary is as follows:

                                                          $          7,180
               Furniture and fixtures                                5,064
                                                          ----------------

                                                                    12,244
               Less accumulated depreciation                         9,241
                                                          ----------------

                                                          $          3,003
                                                          ================

         Depreciation expense for each of the years ended December 31, 2003 and 2002 amounted to $2,952.

         In August 2002, the Company entered into a purchase agreement for 80% of the assets of a tourist destination resort project located in Sahel Alma, Kesrwan, Lebanon from two shareholders of the Company. Neither shareholder holds more than 3% of the outstanding shares of the Company, nor are they related to Najib Choufani, Chairman and CEO. In exchange, the Company had agreed to pay $2,200,000. In May 2003, the Company rescinded the purchase agreement due to general instability in the region and as the two shareholders were unable to complete their due diligence. No amounts were paid, and the $2,200,000 resort project and related payable were removed from the Company's financial statements.


(6)      CONVERTIBLE LOANS PAYABLE, RELATED PARTY, WITHOUT INTEREST:

         A summary of the outstanding balance as of December 31, 2003 is as follows:

                  June 1, 2003 issuance ($40,000 less
                     $32,000 repaid)                     $         8,000
                  June 2, 2003 issuance                          100,000
                  June 8, 2003 issuance                           20,000
                  June 9, 2003 issuance                           30,000
                  July 3, 2003 issuance                          150,000
                  October 15, 2003 issuance                       50,000
                  December 15, 2003 issuance                      34,000
                                                         ---------------

                                                                 392,000
                  Less unamortized discounts                      72,619
                                                         ---------------

                                                         $       319,381
                                                         ===============

                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(6)      CONVERTIBLE LOANS PAYABLE, RELATED PARTY, WITHOUT INTEREST, CONTINUED:

         On April 15, 2003, the Company issued a $250,000 non-interest bearing convertible loan payable due April 15, 2004. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 75% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $250,000. The Company fully repaid this convertible debenture in four payments between June and October 2003 without penalty. The value of the conversion feature was estimated to be $83,333, which was to be amortized over the life of the loan. Upon early payment of the convertible loan, $64,368 of unamortized discount was charged to additional paid in capital. For the year ended December 31, 2003, $18,965 was amortized to amortization expense.

         On June 1, 2003, the Company issued a $40,000 non-interest bearing convertible loan payable due June 1, 2004. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 75% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $40,000. The Company repaid $32,000 in October 2003 without penalty. The value of the conversion feature was estimated to be $13,333, which was to be amortized over the life of the loan. Upon early payment of the convertible loan, $5,910 of unamortized discount was written off. For the year ended December 31, 2003, $5,688 was amortized to amortization expense.

         On June 2, 2003, the Company issued a $100,000 non-interest bearing convertible loan payable due June 2, 2004. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 75% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $100,000. The value of the conversion feature was estimated to be $33,333, which will be amortized over the life of the loan. For the year ended December 31, 2003, $19,231 has been amortized to amortization expense.

         On June 8, 2003, the Company issued a $20,000 non-interest bearing convertible loan payable due June 8, 2004. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 75% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $20,000. The value of the conversion feature was estimated to be $6,667, which will be amortized over the life of the loan. For the year ended December 31, 2003, $3,736 has been amortized to amortization expense.

                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(6)      CONVERTIBLE LOANS PAYABLE, RELATED PARTY, WITHOUT INTEREST, CONTINUED:

         On June 9, 2003, the Company issued a $30,000 non-interest bearing convertible loan payable due June 9, 2004. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 75% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $30,000. The value of the conversion feature was estimated to be $10,000, which will be amortized over the life of the loan. For the year ended December 31, 2003, $5,577 has been amortized to amortization expense.

         On July 3, 2003, the Company issued a $150,000 non-interest bearing convertible loan payable due July 3, 2004. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 75% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $150,000. The value of the conversion feature was estimated to be $50,000, which will be amortized over the life of the loan. For the year ended December 31, 2003, $24,592 has been amortized to amortization expense.

         On October 15, 2003, the Company issued a $50,000 non-interest bearing convertible loan payable due October 15, 2004. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 75% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $50,000. The value of the conversion feature was estimated to be $16,667, which will be amortized over the life of the loan. For the year ended December 31, 2003, $3,487 has been amortized to amortization expense.

         On December 15, 2003, the Company issued a $34,000 non-interest bearing convertible loan payable due December 15, 2004. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 75% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $34,000. The value of the conversion feature was estimated to be $11,333, which will be amortized over the life of the loan. For the year ended December 31, 2003, $493 has been amortized to amortization expense.


(7)      STOCKHOLDERS' EQUITY:

         In July 1996, the Company issued 5,000 shares of its no par value common stock in consideration of $5,000 in cash.

                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(7)      STOCKHOLDERS' EQUITY, CONTINUED:

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

         In July 2000, the Company issued 465,000 shares of its $0.001 par value
         common  stock  for  $193,052  in  cash  and  $33,750  in   subscription
         receivable.

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

         In December 2002, the Company issued 400,000 shares of its $0.001 par value common stock for $90,565 in cash.


(8)      INCOME TAXES:

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                  Federal income tax rate                              34.0%
                  Current year losses                                 (34.0)
                                                          -----------------

                  Effective income tax rate                             0.0%
                                                          =================

         As of December 31, 2003, the Company has net operating loss carryforwards of approximately $2,080,000. A deferred tax asset has been provided and completely offset by a valuation allowance, because its utilization does not appear to be reasonably assured. Federal net operating loss carryforwards expire through December 31, 2023 and California state net operating loss carryforwards expire through December 31, 2013.


(9)      COMMITMENTS:

         The Company leases the facility used for its operations under a lease agreement expiring June 2004. Future minimum rental payments required under operating leases that have non-cancelable lease terms amount to $47,638 for the year ended December 31, 2004.

         Rent  expense  amounted  to  $105,889  and  $87,403 for the years ended
         December 31, 2003 and 2002, respectively. Rent expense for the period from inception on July 22, 1996 to December 31, 2003 amounted to $368,394.

                                  END OF FILING