Form 10QSB
period 2004-03-31
TRANSAMERICAN HOLDINGS INC
filed 2004-05-27
CIK 1108467

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from _______ to _______.


                          COMMISSION FILE NO. 000-29933


                          TRANSAMERICAN HOLDINGS, INC.
                 ______________________________________________
                 (Name of Small Business Issuer in its Charter)


         Nevada, U.S.A.                                           77-0434471
_________________________________                            ___________________
(State or other Jurisdiction                                    (IRS Employer
of Incorporation or Organization)                            Identification No.)


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

As of the date of this filing, the Company had 17,971,090 shares of Common Stock issued and outstanding.

                          TRANSAMERICAN HOLDINGS, INC.

                                   FORM 10-QSB

                    for the quarter ended September 30, 2003



                                TABLE OF CONTENTS


                                                                            Page


PART I.   FINANCIAL INFORMATION                                               3

Item 1.   Financial Statements                                                3

          Balance Sheet as of March 31, 2004 (unaudited).                   F-1

          Statements of Operations for the three months ended March 31,
          2004 (unaudited) and March 31, 2003 (unaudited) and from
          inception on July 22, 1996 to March 31, 2004 (unaudited).         F-2

          Statement of Stockholders' Equity for the Period from
          inception to March 31, 2004 (unaudited).                          F-3

          Statements of Cash Flows for three months ended March 31, 2004 (unaudited) and March 31, 2003 (unaudited) and from inception
          on July 22, 1996 to March 31, 2004 (unaudited).                   F-4

          Notes to Financial Statements.                                    F-5

Item 2.   Managements Discussion and Analysis or Plan of Operation            4

Item 3.   Controls and Procedures                                             6


PART II.  OTHER INFORMATION                                                   6

Item 1.   Legal Proceedings                                                   6

Item 2.   Changes in Securities                                               6

Item 3.   Defaults upon Senior Securities                                     6

Item 4.   Submission of Matters to a Vote of Security holders                 6

Item 5.   Other Information                                                   6

Item 6.   Exhibits and reports on form 8-K                                    6

          SIGNATURES                                                          7

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



                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2004

                                    CONTENTS





                                                                            Page

Financial Statements:
  Balance Sheet                                                             F-1
  Statements of Operations                                                  F-2
  Statement of Stockholders' Equity                                         F-3
  Statements of Cash Flows                                                  F-4
  Notes to Financial Statements                                             F-5



                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         BALANCE SHEET - MARCH 31, 2004
                                   (UNAUDITED)


                                     ASSETS

Current assets -
  cash                                                                                 $   4,509

Property and equipment, net of accumulated depreciation                                    2,266

Cash - restricted                                                                         33,244

Other assets                                                                              10,000
                                                                                       _________
                                                                                       $  50,019
                                                                                       =========
              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                             $    35,113
  Related party liability to be satisfied through the issuance
    of stock, net of unamortized discount of $52,558                    380,442
                                                                    ___________
               Total current liabilities                                               $ 415,555


Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 17,971,090 issued and outstanding                        17,971
  Subscriptions receivable                                              (83,750)
  Additional paid-in capital                                          2,102,985
  Deficit accumulated during development stage                       (2,350,242)
  Treasury stock, 175,000 shares at cost                                (52,500)
                                                                    ___________
               Total stockholders' deficit                                              (365,536)
                                                                                       _________
                                                                                       $  50,019
                                                                                       =========



                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS

                                                                                    From inception on
                                               For the three months ended           July 22, 1996 to
                                            March 31, 2004     March 31, 2003        March 31, 2004
                                             (Unaudited)        (Unaudited)            (Unaudited)
                                            ______________     ______________       _________________

Net revenues                                  $         -        $         -          $         -

Cost of sales                                           -                  -                    -
                                              ___________        ___________          ___________
Gross profit                                            -                  -                    -

General and administrative expenses               116,481            211,330            2,272,635
                                              ___________        ___________          ___________
Net loss from operations before
  interest income and other expense              (116,481)          (211,330)          (2,272,635)

Interest income                                         -                381               37,889
Amortization of discount on
  convertible loans                               (33,727)                 -             (115,496)
                                              ___________        ___________          ___________
Net loss                                      $  (150,208)       $  (210,949)         $(2,350,242)
                                              ===========        ===========          ===========
Net loss per share, basis and diluted         $     (0.01)       $     (0.01)
                                              ===========        ===========
Weighted average number of shares
  outstanding, basic and diluted               17,794,167         17,613,312
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


Balance at July 22 1996
  (inception)             $          -   $      -    $        -   $          -   $            -      $      -   $        -

Issuance of common stock
   for cash during July
   1996 (restated for
   forward stock split)      2,000,000      2,000         3,000                                                      5,000

Issuance of common stock
   in exchange for
   services in November
   1999                        100,000        100                                                                      100

Issuance of common stock
   for cash during
   November 1999             9,200,000      9,200                                                                    9,200

Accumulated net loss for
   the period
   from July 22, 1996
   (inception) to
   December 31, 1999                                                                     (5,100)                    (5,100)
                          ____________   ________    __________   ____________   ______________      ________   __________

Balance at December 31,
   1999                     11,300,000     11,300         3,000              -           (5,100)            -        9,200

Issuance of common stock
   for cash
   during March 2000         1,445,090      1,445       296,100                                                    297,545

Issuance of common stock
   for cash
   during April 2000           230,000        230       114,770                                                    115,000

Issuance of common stock
   for cash
   during May 2000           1,918,000      1,918       670,790                                                    672,708

Issuance of common stock
   for cash
   during June 2000            913,000        913       142,150                                                    143,063

Issuance of common stock
   for cash
   during July 2000            465,000        465       226,337        (33,750)                                    193,052

Net loss for the year
   ended
   December 31, 2000                                                                   (319,992)                  (319,992)
                          ____________   ________    __________   ____________   ______________      ________   __________

Balance at December 31,
   2000                     16,271,090     16,271     1,453,147        (33,750)        (325,092)            -    1,110,576

Issuance of common stock
   for cash
   during June 2001             50,000         50        99,929        (50,000)                                     49,979

Net loss for the year
   ended
   December 31, 2001                                                                   (563,404)                  (563,404)
                          ____________   ________    __________   ____________   ______________      ________   __________

Balance at December 31,
   2001                     16,321,090     16,321     1,553,076        (83,750)        (888,496)            -      597,151

Issuance of common stock
   for cash
   during September 2002       800,000        800       199,170                                                    199,970

Issuance of common stock
   for cash
   during October 2002         100,000        100        29,870                                                     29,970

Issuance of common stock
   for cash
   during December 2002        400,000        400        90,165                                                     90,565

Net loss for the year
   ended
   December 31, 2002                                                                   (507,943)                  (507,943)
                          ____________   ________    __________   ____________   ______________      ________   __________

Balance December 31,
   2002                     17,621,090     17,621     1,872,281        (83,750)      (1,396,439)            -      409,713

Purchase of treasury
  stock                                                                                               (52,500)     (52,500)

Beneficial conversion
   feature related to
   loans to related
   party                                                224,666                                                    224,666

Extinguishment of the
  beneficial conversion
  feature related to a
  portion of the
  convertible loan to
  related party                                         (70,278)                                                  (70,278)

Net loss for the year
   ended
   December 31, 2003                                                                   (803,595)                 (803,595)
                          ____________   ________    __________   ____________   ______________      ________   __________

Balance at December 31,
   2003                     17,621,090   $ 17,621    $2,026,669   $    (83,750)  $   (2,200,034)     $(52,500)  $ (291,994)

Issuance of common stock
  in exchange for services
  in March 2004 (unaudited)    350,000        350        62,650                                                     63,000

Beneficial conversion
  feature related to
  loans to related
  party (unaudited)                                      13,666                                                     13,666

Net loss for the three
  months ended March 31,
  2004 (unaudited)                                                                     (150,208)                  (150,208)
                          ____________   ________    __________   ____________   ______________      ________   __________
Balance at March 31, 2004
  (unaudited)              171,971,090    $17,971    $2,102,985   $    (83,750)  $   (2,350,242)     $(52,500)  $ (365,536)
                          ============    =======    ==========   ============   ==============      ========   ==========





                          TRANSAMERICAN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                            From inception on
                                                           For the three months ended        July 22, 1996 to
                                                       March 31, 2004      March 31, 2003      March 31, 2004
                                                       ______________      ______________   _________________
                                                       (Unaudited)         (Unaudited)         (Unaudited)

Cash flows provided by (used for) operating activities:
  Net loss                                                 $ (150,208)         $ (210,949)       $ (2,350,242)

Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
    Depreciation                                                  738                 738               9,979
    Issuance of common stock for services                      63,000                   -             157,500
    Reserve bad debt                                                -                   -             132,000
    Amortization of discounts on convertible loans             33,727                   -             115,496

Changes in assets and liabilities:
  (Increase) decrease in assets:
    Interest receivable                                             -                   -                   -
    Other assets                                                    -                   -             (10,000)

  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                        (676)                  -              35,113
                                                           __________          __________         ___________

   Total adjustments                                           96,789                 738             440,088
                                                           __________          __________         ___________
    Net cash used for operating activities                    (53,419)           (210,211)         (1,910,154)

Cash flows provided by (used for) investing activities:
  Acquisition of property and equipment                             -                   -             (12,245)
  Notes receivable                                                  -                   -            (132,000)
  Notes receivable, related parties                                 -             190,000                   -
  Restricted cash                                                   -                   -             (33,244)
                                                           __________          __________         ___________
     Net cash provided by (used for) investing activities           -             190,000            (177,489)
                                                           __________          __________         ___________
Cash flows provided by (used for) financing activities:
  Proceeds from sale of common stock                                -                   -           1,711,652
  Proceeds from note payable, officer                               -                   -              21,540
  Payment on note payable, officer                                  -                   -             (21,540)
  Proceeds from convertible loans payable, related party       41,000                   -             715,000
  Payment on convertible loans payable, related party               -                   -            (282,000)
  Purchase of treasury stock                                        -             (52,500)            (52,500)
                                                           __________          __________         ___________
     Net cash provided by (used for) financing activities      41,000             (52,500)          2,092,152
                                                           __________          __________         ___________
Net increase (decrease) in cash                               (12,419)            (72,711)              4,509
Cash, beginning of year                                        16,928             135,404                   -
                                                           __________          __________         ___________
Cash, end of period                                           $ 4,509            $ 62,693             $ 4,509
                                                           ==========          ==========         ===========
Supplemental disclosure of cash flow incormation -
   no amounts were paid for interest or income taxes


                          TRANSAMERICAN HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2004



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


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL INFORMATION:

         The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of TransAmerican Holdings, Inc. on Form 10-KSB for the year ended December 31, 2003.

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


(3) RELATED PARTY LIABILITY TO BE SATISFIED THROUGH THE ISSUANCE OF STOCK:

         A summary is as follows:

                  June 1, 2003 issuance ($40,000 less $32,000 repaid)   $  8,000
                  June 2, 2003 issuance                                  100,000
                  June 8, 2003 issuance                                   20,000
                  June 9, 2003 issuance                                   30,000
                  July 3, 2003 issuance                                  150,000
                  October 15, 2003 issuance                               50,000
                  December 15, 2003 issuance                              34,000
                  February 7, 2004 issuance (unaudited)                   28,000
                  March 20, 2004 issuance (unaudited)                     13,000
                                                                        ________

                                                                         433,000
                  Less unamortized discount                               52,558
                                                                        ________

                                                                        $380,442
                                                                        ========

(3) RELATED PARTY LIABILITY TO BE SATISFIED THROUGH THE ISSUANCE OF STOCK, CONTINUED:

         On February 7, 2004, the Company issued a $28,000 non-interest bearing convertible loan payable due February 7, 2005. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 75% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $28,000. The loan was issued with a conversion price below market at the time of issuance. The value of the conversion feature was estimated to be $9,333, which will be amortized over the life of the loan.

         On March 20, 2004, the Company issued a $13,000 non-interest bearing convertible loan payable due March 20, 2005. All or any portion of the convertible debenture can be converted into fully paid shares of the Company's $.001 par value common only at the due date or later. The conversion or purchase price of the common stock indebtedness shall be 75% of the market price of the Company's common stock at the time of conversion. Cash proceeds from the convertible debenture amounted to $13,000. The loan was issued with a conversion price below market at the time of issuance. The value of the conversion feature was estimated to be $4,333, which will be amortized over the life of the loan.

         For the three months ending March 31, 2004, $33,727 was amortized to amortization expense.


(4)      STOCKHOLDERS' EQUITY:

         In February 2004, the Company issued 350,000 shares of its $0.001 par value common stock in exchange for services valued at $63,000. These shares were issued for consulting services and were valued at the fair value of the stock at the time of issuance, which was $0.18 per share.


(5)      SUBSEQUENT EVENTS:

         In April 2004, the Company converted $433,000 in convertible loans payable into 577,332 shares of the Company's common stock. Upon early extinguishment of the convertible loans, the balance of the unamortized discount was charged to additional paid in capital.

         In April 2004, the Company issued 400,000 shares of its $0.001 par value common stock in exchange for services valued at $400,000. These shares were issued for business development services and were valued at the fair value of the stock at the time of issuance, which was $1.00 per share.

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


RESULTS OF OPERATIONS

Three months ended March 31, 2004 as compared to March 31, 2003.


REVENUES

We are a development stage company. There were no revenues for the three months ended March 31, 2004 and March 31, 2003.


GENERAL AND ADMINISTRATIVE EXPENSES

Total expenses amounted to $53,481 for the three months ended March 31, 2004, as compared to $211,330 at March 31, 2003. The expenses resulted primarily from costs incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates. Travel costs relating to review of acquisition candidates have been substantially reduced.


LOSS FROM OPERATIONS

The Company incurred a loss from operations of $87,208 for the quarter ended March 31, 2004, as compared to $210,949 at March 31, 2003. The reduction in loss is attributed to the reduced activity to locate a suitable acquisition candidate and the travel expenses relating thereto.


NET LOSS

The Company had a net loss of $87,208 or $(0.00) per share for the three months ended March 31, 2004 as compared to $210,949 or $(0.01) per share for the three months ended March 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES

Because the Company has not material operating revenues, it has attempted to restrict administrative costs to minimal levels necessary to effect corporate operations and securities filings. The Company's proposed activities would require raising additional capital. There is no assurance that the additional capital will be available. The Company's only officer and principal shareholder has provided the Company with its financial resources. The shareholder has agreed to provide continuous support to enable the Company to satisfy its working capital until the Company changes control or it develops its own business and revenues. Without outside funding the Company is totally dependent upon its major shareholder. The Company has been exploring various alternatives, such as an equity or debt private placement, to raise new capital, but there can be no assurances that the Company will ultimately be successful in this regard.


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

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT     DESCRIPTION

31.1        Section 302 Certification
32.1        Section 906 Certification

REPORTS ON FORM 8-K

None.

                                   SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TRANSAMERICAN HOLDINGS, INC.




DATE: May 25, 2003              By: /s/ NAJIB CHOUFANI
                                    ___________________________
                                      Najib Choufani
                                      Chairman, CEO & CFO


DATE: May 25, 2003              By: /s/ TAREK CHOUFANI
                                    ___________________________
                                      Tarek Choufani
                                      Director