Form 10QSB/A
period 2004-03-31
TRANSAMERICAN HOLDINGS INC
filed 2004-05-28
CIK 1108467

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A
                                 (Amendment #1)


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

As of the date of this filing, the Company had 18,948,422 shares of Common Stock issued and outstanding.

                          TRANSAMERICAN HOLDINGS, INC.

                                  FORM 10-QSB/A

                      for the quarter ended March 31, 2004



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

          Statement of Stockholders' Deficit for the Period from
          inception to March 31, 2004 (unaudited).                          F-3

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


GENERAL AND ADMINISTRATIVE EXPENSES

Total expenses amounted to $116,481 for the three months ended March 31, 2004, as compared to $211,330 at March 31, 2003. The expenses resulted primarily from costs incurred by the Company in the ordinary course of business and in our review of potential acquisition candidates. Travel costs relating to review of acquisition candidates have been substantially reduced.


LOSS FROM OPERATIONS

The Company incurred a loss from operations of $150,208 for the quarter ended March 31, 2004, as compared to $210,949 at March 31, 2003. The reduction in loss is attributed to the reduced activity to locate a suitable acquisition candidate and the travel expenses relating thereto.


NET LOSS

The Company had a net loss of $150,208 or $(0.01) per share for the three months ended March 31, 2004 as compared to $210,949 or $(0.01) per share for the three months ended March 31, 2003.


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



                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On  March  22,  2004  the  Company  settled  a  lawsuit  filed  by  TransAmerica
Corporation by consenting to a judgment permanently enjoining the Company against the use of the service mark "TransAmerican" or any other name confusingly similar to "Transamerica". The Company has until June 18, 2004 to change its name and refrain from using material containing any reference to the name "TransAmerican". The Company intends to fully comply with the terms of the settlement in a timely manner. Management believes that the change of the Company's name will not have a material adverse effect on the current or future activities of the Company.

Except as set forth above, there are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.


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


                                TRANSAMERICAN HOLDINGS, INC.




DATE: May 27, 2003              By: /s/ NAJIB CHOUFANI
                                    ___________________________
                                      Najib Choufani
                                      Chairman, CEO & CFO


DATE: May 27, 2003              By: /s/ TAREK CHOUFANI
                                    ___________________________
                                      Tarek Choufani
                                      Director