Form 10QSB
period 2004-06-30
American Holding Investments, Inc.
filed 2006-04-10
CIK 1108467

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB

                                   (Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended June 30, 2004

         EXCHANGE ACT OF 1934 for the transition period from ______ to _______.

                          COMMISSION FILE NO. 000-29933

                       AMERICAN HOLDING INVESTMENTS, INC.
                       ----------------------------------

        Nevada, U.S.A.                                    77-0434471
        --------------                                    ----------
(State or other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

             221 N. Rampart Blvd., Palms Tower Las Vegas, NV 89145
             -----------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 869-7331
                                 --------------
                          (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  { }  NO {X}

                       AMERICAN HOLDING INVESTMENTS, INC.

                                  FORM 10-QSB

                      For the quarter ending June 30, 2004

                               TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheet as of June 30, 2004 (unaudited)

                 Statements of Operations for the three months and six months ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited) and from inception on July 22, 1996 to June 30, 2004 (unaudited).

                 Statement of Stockholders Deficit for the Period from inception on July 22, 1996 to June 30, 2004 (unaudited).

                 Statements of Cash Flows for the six months ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited) and from inception on July 22, 1996 to June 30, 2004 (unaudited).

             Notes to Financial Statements.

Item 2.      Management's Discussion and Analysis or Plan of Operation.

Item 3.      Controls and Procedures

Part II.     Other Information

Item 1.      Legal Proceedings

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits

             SIGNATURES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "believes", "expects", "may", "should", "seeks", "pro forma", "anticipates", "intends" and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions.

We wish to caution readers that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors and other matters contained in this quarterly report generally. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



PART I -  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

AMERICAN HOLDING INVESTMENTS, INC
(A DEVELOPMENT STAGE ENTERPRISE)

FINANCIAL STATEMENTS

SIX MONTHS ENDING JUNE 30, 2004 (unaudited)

CONTENTS                                                                Page
--------                                                                ----

Financial Statements:
   Balance Sheet                                                         4
   Statements of Operations                                              5
   Statement of Stockholders' Deficit                                    6
   Statements of Cash Flows                                              7
   Notes to Financial Statements                                         8-10

AMERICAN HOLDING INVESTMENTS, INC
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET - June 30, 2004



ASSETS

Current Assets
   Cash                                                            $       168

                                                                   -----------

Total assets                                                       $       168
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued expenses                           $    26,700
   Related party payable                                                26,450

                                                                   -----------

Total current liabilities                                          $    53,150
                                                                   -----------

Stockholders deficit
   Common stock, $.001 par value, 100,000,000 shares
      authorized, 18,948,422 issued and outstanding                $    18,948
   Additional paid in capital                                        2,935,008
   Deficit accumulated during development stage                     (2,954,438)
   Treasury stock, 52,500 shares at cost                               (52,500)

                                                                   -----------

Total stockholders' deficit                                            (52,982)
                                                                   -----------

Total liabilities and stockholders' deficit                        $       168
                                                                   ===========


The accompanying notes are an integral part of these financial statements


                                                AMERICAN HOLDING INVESTMENTS, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)

                                                     STATEMENTS OF OPERATIONS
                                                                                                                   From Inception on
                                                   For the three months ended         For the six months ended      July 22, 1996 to
                                                 June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003    June 30, 2004
                                                  (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                 ------------     ------------     ------------     ------------     ------------
Net Revenues                                     $         --     $         --     $         --     $         --     $         --

Cost of Sales                                              --               --               --               --               --
                                                 ------------     ------------     ------------     ------------     ------------

Gross Profit                                               --               --               --               --               --

General and administrative expenses                   467,888          330,582          584,369          551,748        2,740,523
                                                 ------------     ------------     ------------     ------------     ------------

Net loss from operations before
   interest income and other expenses                (467,888)        (330,582)        (584,369)        (551,748)      (2,740,523)

Interest income                                            --               --               --              381           37,889
Amortization of discount on convertible loans         (52,558)              --          (86,285)              --         (168,054)
Write off stock subscription receivable               (83,750)              --          (83,750)              --          (83,750)
                                                 ------------     ------------     ------------     ------------     ------------

Net loss                                         $   (604,196)    $   (330,582)    $   (754,404)    $   (551,367)    $ (2,954,438)
                                                 ============     ============     ============     ============     ============

Net loss per share, basic and diluted            $      (0.03)    $      (0.02)    $      (0.04)    $      (0.03)
                                                 ============     ============     ============     ============

Weighted average number of shares
   outstanding, basic and diluted                  18,772,832       17,621,090       18,283,500       17,621,090
                                                 ============     ============     ============     ============

The accompanying notes are an integral part of these financial statements.



                                                AMERICAN HOLDING INVESTMENTS, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)

                                                  STATEMENT STOCKHOLDERS' DEFICIT
                                                                                                 Deficit
                                                                                               accumulated                 Total
                                                                                   Additional     during               stockholders'
                                                    Common stock         Paid In  Subscription development   Treasury     equity
                                                 Shares     Amount       Capital   Receivable     stage        stock     (deficit)
                                              --------------------------------------------------------------------------------------

Balance at July 22,1996 (inception)                     -  $      -    $         -  $    -    $          -  $       -     $       -
Issuance of common stock for
   cash during July 1996 (restated for
   forward cash split)                          2,000,000     2,000          3,000                                            5,000
Issuance of common stock in exchange for
   for services in November 1999                  100,000       100                                                             100
Issuance of common stock for
   cash during November 1999                    9,200,000     9,200                                                           9,200
Accumulated net loss for the period
   from July 22,1996 (Inception) to
   December 31, 1999                                                                                (5,100)                  (5,100)
                                              --------------------------------------------------------------------------------------
Balance at
   January 1, 2000                             11,300,000    11,300          3,000       -          (5,100)         -         9,200
Issuance of common stock for cash
   during March 2000                            1,445,090     1,445        296,100                                          297,545
Issuance of common stock for cash
   during April 2000                              230,000       230        114,770                                          115,000
Issuance of common stock for cash
   during May 2000                              1,918,000     1,918        670,790                                          672,708
Issuance of common stock for cash
   during June 2000                               913,000       913        142,150                                          143,063
Issuance of common stock for cash
   during July 2000                               465,000       465        226,337 (33,750)                                 193,052
Net loss for the year ended
   December  31, 2000                                                                             (319,992)                (319,992)
                                              --------------------------------------------------------------------------------------

Balance at December 31, 2000                   16,271,090    16,271      1,453,147 (33,750)       (325,092)         -     1,110,576
Issuance of common stock for cash
   during June 2001                                50,000        50         99,929 (50,000)                                  49,979
Net loss for the year ended
   December 31, 2001                                                                              (563,404)                (563,404)
                                              --------------------------------------------------------------------------------------

Balance at December 31, 2001                   16,321,090    16,321      1,553,076 (83,750)       (888,496)         -       597,151
Issuance of common stock for cash
   during September 2002                          800,000       800        199,170                                          199,970
Issuance of common stock for cash
   during October 2002                            100,000       100         29,870                                           29,970
Issuance of common stock for cash
   during December 2002                           400,000       400         90,165                                           90,565
Net Loss for the year ended
   December 31, 2002                                                                              (507,943)                (507,943)
                                              --------------------------------------------------------------------------------------

Balance at December 31, 2002                   17,621,090    17,621      1,872,281 (83,750)     (1,396,439)         -       409,713
Purchase of Treasury Stock                                                                                    (52,500)      (52,500)
Benficial conversion feature related to
   loans to related party                                                  224,666                                          224,666
Extinguishment of the beneficial conversion
   feature related to the portion of the
   convertible loan to related party                                       (70,278)                                         (70,278)
Net loss for the year ended
   December 31, 2003                                                                              (803,595)                (803,595)
                                              --------------------------------------------------------------------------------------

Balance at December 31, 2003                   17,621,090    17,621      2,026,669 (83,750)     (2,200,034)   (52,500)     (291,994)
Issuance of common stock in exchange for
   for services in March 2004                     350,000       350         62,650                                           63,000
Benficial conversion feature related to relate
   party loans                                                              13,666                                           13,666
Issuance of common stock in exchange for
   for services in April 2004                     400,000       400        399,600                                          400,000
Conversion of convertible loans payable
   in April 2004                                  577,332       577        432,423                                          433,000
Write off of stock subscriptions receivable                                         83,750                                   83,750
Net loss for the six  months ended
   June 2004 (unaudited)                                                                          (754,404)                (754,404)
                                              --------------------------------------------------------------------------------------

Balance at June 30, 2004 (unaudited)           18,948,422  $ 18,948    $ 2,935,008  $    -    $ (2,954,438) $ (52,500)    $ (52,982)
                                              ======================================================================================


                            The accompanying notes are an integral part of these financial statements.



                                           AMERICAN HOLDING INVESTMENTS, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                                STATEMENT OF CASH FLOWS

                                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                        From inception on
                                                                             For the six months ended   July 22, 1996 to
                                                                          June 30, 2004   June 30, 2003   June 30, 2004
                                                                           -----------     -----------     -----------
                                                                           (Unaudited)     (Unaudited)     (Unaudited)
Cash flows provided by (used for) operating activities
   Net Loss                                                                $  (754,404)    $  (551,367)    $(2,954,438)

Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
      Depreciation                                                                 738             738           9,979
      Issuance of common stock for services                                    463,000              --         557,500
      Reserve for bad debt                                                          --              --         132,000
      Amortization of discounts on convertible loans                            86,285              --         168,054
      Write off of stock subscriptions receivable                               83,750              --          83,750
      Loss on disposal of property and equipment                                 2,266              --           2,266

Changes in assets and liabilities:
   Other assets                                                                 10,000              --              --

Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                                        (9,089)             --          26,700
                                                                           -----------     -----------     -----------

Total adjustments                                                              636,950             738         980,249
                                                                           -----------     -----------     -----------

   Net cash used for operating activities                                     (117,454)       (550,629)     (1,974,189)
                                                                           -----------     -----------     -----------

Cash flows provided by (used for) investing activities:
   Acquisition of property and equipment                                            --              --         (12,245)
   Notes receivable                                                                 --              --        (132,000)
   Notes receivable, related parties                                                --         239,360              --
   Restricted cash                                                              33,244              --              --
                                                                           -----------     -----------     -----------

      Net cash provided by (used for) investing activities                      33,244         239,360        (144,245)
                                                                           -----------     -----------     -----------

Cash flows provided by (used for) financing activities
   Proceeds from sale of common stock                                               --              --       1,711,652
   Proceeds from advances of related party                                      26,450              --          26,450
   Proceeds from note payable, officer                                              --              --          21,540
   Payment on note payable, officer                                                 --              --         (21,540)
   Proceeds from convertible loans payable, related party                       41,000              --         715,000
   Payment on convertible loans payable, related party                              --              --        (282,000)
   Cash received from notes payable                                                 --         272,640              --
   Purchase of treasury stock                                                       --         (52,500)        (52,500)
                                                                           -----------     -----------     -----------

      Net cash provided by (used for) financing activities                      67,450         220,140       2,118,602
                                                                           -----------     -----------     -----------

Net increase (decrease) in cash                                                (16,760)        (91,129)            168
Cash, beginning of period                                                       16,928         135,404              --
                                                                           -----------     -----------     -----------

Cash, end of period                                                        $       168     $    44,275     $       168
                                                                           ===========     ===========     ===========

Supplemental disclosure of cash flow information - no amounts were paid for interest or taxes

Supplemental disclosure of non-cash investing and financing activities:

   Issuance of common stock for services                                   $   463,000     $        --     $   557,500
                                                                           ===========     ===========     ===========
   Conversion of convertible loans payable into common stock               $   433,000     $        --     $   433,000
                                                                           ===========     ===========     ===========
   Write off of related party payable and investment in Lebanese
   time share                                                              $        --     $ 2,200,000     $ 2,200,000
                                                                           ===========     ===========     ===========

                       The accompanying notes are an integral part of these financial statements.

                                                           7

                       AMERICAN HOLDING INVESTMENTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JUNE 30, 2004 (unaudited)

(1)      ORGANIZATION AND DESCRIPTION OF BUSINESS:

         American Holding Investments, Inc. (formerly known as TransAmerican Holdings, Inc. and as Health Research, Ltd.) (the "Company") was incorporated under the laws of the state of Nevada on July 22, 1996, and is conducting its operations in Nevada. The Company has been in the development stage and was inactive until November 1999. On November 15, 1999, the Company changed its name to TransAmerican Holdings, Inc. On October 1, 2004, the Company changed its name to American Holding Investments, Inc., pursuant to an agreement with TransAmerica Corporation regarding the use of any name confusingly similar to the "TransAmerica" name. The sole purpose of the Company at this time is to raise capital and to locate and acquire a private on-going business.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL INFORMATION:

         The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the audited financial statements and notes included in the annual report of American Holding Investments, Inc. on Form 10-KSB for the year ended December 31, 2003.

         OFFICE LEASE SETTLEMENT:

         In June of 2004 the Company reached a settlement with its landlord to terminate its lease for office space. In exchange for a general release from the balance owed to the landlord, the Company paid $33,244, which was the lease deposit, and provided the property and equipment in the premises to the Landlord. The lease deposit and the net book value of the property and equipment were expensed in the six months ended June 30, 2004.

         DEVELOPMENT STAGE ENTERPRISE:

         The Company is a development stage enterprise as defined by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to acquire a private on-going business. All losses accumulated since inception of the Company have been considered as part of the Company's development stage activities.

(3)      RELATED PARTY LIABILITY SATISFIED THROUGH THE ISSUANCE OF STOCK:

         In April 2004, the Company converted $433,000 in convertible loans payable into 577,332 shares of the Company's common stock under the original provisions of the convertible loan agreement. Upon conversion of the convertible loans, the balance of the unamortized discount was charged to expense. The market value of the Company's common stock on the conversion date was $1.00 per share.

(4)      STOCKHOLDERS' EQUITY:

         In February 2004, the Company issued 350,000 shares of its $0.001 par value common stock in exchange for services valued at $63,000. These shares were issued for consulting services and were valued at the fair value of the stock at the time of issuance, which was $0.18 per share.

         In April 2004, the Company issued 400,000 shares of its $0.001 par value common stock in exchange for services valued at $400,000. These shares were issued for business development services and were valued at $1.00 per share, which was the fair market value of the shares at the time of issuance.

(5)      OTHER EVENTS:

         On March 22, 2004 the Company entered into an agreement with TransAmerica Corporation consenting not to use the service mark "TransAmerican" or any other name confusingly similar to "TransAmerica". The Company had until June 18, 2004 to change its name and refrain from using material containing any references to the name "TransAmerican". The Company has fully complied with the terms of the settlement. Management believes that the change of the Company's name will not have a material adverse effect on the current or future activities of the Company.

(6)      SUBSEQUENT EVENTS:

         In February 2005, management of the Company was made aware of a $300,000 arbitration award against the Company in favor of Mr. Khaled Ben Suleiman Ben Ibrahim Al Salloum (Salloum), in Lebanon. In addition, Salloum is pursuing a judgment against the Company to perfect the award in the United States. In Lebanon, the Company initiated a criminal charge for perjury by Salloum relative to the arbitration award and the Company has been advised that the arbitration award has been set aside pending conclusion of the criminal investigation. In the meantime, Salloum persuaded a California judge to grant a summary judgment motion against the Company. The Judgment has not been entered on that order. The Company has defenses and believes it will prevail in overturning the arbitration award.

         In July 2005, a settlement and release agreement was entered into between Uni Financial Group, Inc., Najib E. Choufani (collectively the "Choufani Parties") and Michael Savage. The settlement related to disputes between the Choufani Parties and Savage regarding the Choufani Parties performance on two prior agreements with Savage. The Choufani Parties and Savage were both shareholders in the Company and their shares of common stock collectively represented at least fifty-one percent of the Company. The Choufani Parties agreed to transfer all remaining shares that they had any direct or indirect interest in (consisting of 9,044,332 shares of common stock of the Company) to the Company. The parties agreed such shares would be delivered to the Company and/or its designees as they may direct. An entity controlled by Savage was issued 2,890,166 of the common shares returned to the Company.

         In July 2005, the Company entered into an agreement to engage William
         R. Barber to advise the company with respect to day to day operations of the business of the Company effective August 1, 2005. Mr. Barber reports to the Board of Directors and the Company's Board retains authority and power to approve, disapprove and oversee the activities of Mr. Barber. Capital Surplus Indemnity Limited, an entity controlled by Mr. Barber, received 4,779,666 shares of the Company's common stock for services to be rendered by Mr. Barber.

         In December 2005, pursuant to a Special Meeting of the Board of Directors (Board), the Board authorized 1,999,500 shares of the Company's common stock to be issued to Settlement Reserves & Surplus, Inc., an entity controlled by William R. Barber. The shares were issued for Mr. Barber's previous provision of funding and offer to provide additional funding from time to time on an as needed basis to the Company. The Company has no other source of financing available to it at this time. Funding will be at the sole discretion of Mr. Barber depending on the circumstances at the time and on terms and conditions to be determined each time an advance is made, and at Mr. Barber's discretion may be secured by such assets of the Company as may be available at the time. In the absence of other terms agreed upon at such time as an advance is made, advances will be witnessed by demand notes, and bear interest at the rate of six percent (6%) per annum. Funding will be documented by a promissory note in form and content satisfactory to the Company's attorney.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and financial operations. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily recording of assets and liabilities from related parties. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10KSB for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 as compared to June 30, 2003.

REVENUES

The Company is a development stage company. There were no revenues for the three months ended June 30, 2004 and June 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses amounted to $467,888 for the three months ended June 30, 2004, as compared to $330,582 at June 30, 2003. The expenses resulted primarily from the cost incurred by the Company in the ordinary course of business in its review of acquisition candidates. $400,000 of this expense results from 400,000 shares of the Company's $0.001 par value common stock issued with an estimated value of $1.00 per share for business development services rendered.

LOSS FROM OPERATIONS

The Company incurred a loss from operations of $467,888 for the quarter ended June 30, 2004 as compared to $330,582 at June 30, 2003. The increase in loss is attributed to business development services for which the Company's shares were issued.

NET LOSS

The Company had a net loss of $604,196 or $(0.03) per share for the three months ended June 30, 2004 as compared to $330,582 or $(0.02) per share for the three months ended June 30, 2003.

Six months ended June 30, 2004 as compared to June 30, 2003.

REVENUES

The Company is a development stage company. There were no revenues for the six months ended June 30, 2004 and June 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses amounted to $584,369 for the six months ended June 30, 2004, as compared to $551,748 at June 30, 2003. The expenses resulted primarily from the cost incurred by the Company in the ordinary course of business in its review of acquisition candidates. $463,000 of this expense results from the Company's shares issued for business development services rendered.

LOSS FROM OPERATIONS

The Company incurred a loss from operations of $584,369 for the six months ended June 30, 2004 as compared to $551,748 at June 30, 2003.

NET LOSS

The Company had a net loss of $754,404 or $(0.04) per share for the six months ended June 30, 2004 as compared to $551,367 or $(0.03) per share for the six months ended June 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

Because the Company has no material operating revenues, it has attempted to restrict administrative costs to minimal levels necessary to effect corporate operations and securities filings. The Company's proposed activities would require raising additional capital. There is no assurance that the additional capital will be available. The Company's only officer and principal shareholder has provided the Company with its financial resources. The shareholder has agreed to provide continuous support to enable the Company to satisfy its working capital until the Company changes control or it develops its own business and revenues. Without outside funding the Company is solely dependent upon its major shareholder. The Company has been exploring various alternatives to raise new capital, but there can be no assurances that the Company will ultimately be successful in this regard.

PLAN OF OPERATION

Management intends to search for operating opportunities through business combinations or mergers with entities actively in a business that generates revenues. In the interim, the Company will seek to minimize overhead. The Company has not yet entered into any definitive agreements or understandings with potential acquisitions as of June 30, 2004.

GENERAL BUSINESS PLAN

The Company's purpose is to seek and acquire an interest in business opportunities presented by persons who or firms which desire to seek the advantages of an Issuer who has complied with the 1934 Act. The Company's search is not restricted to any specific business, industry, or geographic region and it may participate in a business venture of any kind or nature. This discussion of the proposed business is purposefully general and is not meant to restrict our unlimited discretion to search for and enter into potential business opportunities.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities, which may be brought to its attention through present associations with its officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated to impact the proposed activities of the Company the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services, or trades; name identification; and other relevant factors.

INVESTMENT COMPANY ACT OF 1940

Although the Company is subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations, which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences. The Board of Directors unanimously approved a resolution stating that it is the Company's desire to be exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.

THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issue by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years,
(ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operations for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with that market.

ITEM 3.  CONTROLS AND PROCEDURES

As required by SEC rules, the Company has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried our under the supervision and with the participation of the management, including the principal executive officer. Based on this evaluation, the principal executive officer has concluded that the design and operation of the disclosure controls and procedures are effective. There were no significant changes to internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On March 22, 2004 the Company entered into an agreement with TransAmerica Corporation consenting not to use the service mark "TransAmerican" or any other name confusingly similar to "TransAmerica". The Company had until June 18, 2004 to change its name and refrain from using material containing any references to the name "TransAmerican". The Company has fully complied with the terms of the settlement. Management believes that the change of the Company's name will not have a material adverse effect on the current or future activities of the Company.

In February 2005, management of the Company was made aware of a $300,000 arbitration award against the Company in favor of Mr. Khaled Ben Suleiman Ben Ibrahim Al Salloum (Salloum), in Lebanon. In addition, Salloum is pursuing a judgment against the Company to perfect the award in the United States. In Lebanon, the Company initiated a criminal charge for perjury by Salloum relative to the arbitration award and the Company has been advised that the arbitration award has been set aside pending conclusion of the criminal investigation. In the meantime, Salloum persuaded a California judge to grant a summary judgment motion against the Company. The Judgment has not been entered on that order. The Company has defenses and believes it will prevail in overturning the arbitration award.

Management is aware of no other legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2004, the Company issued 350,000 shares of its $0.001 par value common stock in exchange for services valued at $63,000. These shares were issued for consulting services and were valued at the fair value of the stock at the time of issuance, which was $0.18 per share.

In April 2004, the Company issued 400,000 shares of its $0.001 par value common stock in exchange for services valued at $400,000. These shares were issued for business development services and were valued at $1.00 per share, which was the fair market value of the shares at the time of issuance.

In July 2005, a settlement and release agreement was entered into between Uni Financial Group, Inc. (Uni Financial), Najib E. Choufani (Choufani) (collectively the "Choufani Parties") and Michael Savage ("Savage). The settlement related to disputes between the Choufani Parties and Savage regarding the Choufani Parties performance on two prior agreements with Savage. The Choufani Parties and Savage were both shareholders in the Company and their shares of common stock collectively represented at least fifty-one percent of the Company. The Choufani Parties agreed to transfer all remaining shares that they had any direct or indirect interest in (consisting of 9,044,332 shares of common stock of the Company) to the Company. The parties agreed such shares would be delivered to the Company and/or its designees as they may direct. An entity controlled by Savage was issued 2,890,166 of the common shares returned to the Company.

In July 2005, the Company entered into an agreement to engage William R. Barber to advise the company with respect to day to day operations of the business of the Company effective August 1, 2005. Mr. Barber reports to the Board of Directors and the Company's Board retains authority and power to approve, disapprove and oversee the activities of Mr. Barber. Capital Surplus Indemnity Limited, an entity controlled by Mr. Barber, received 4,779,666 shares of the Company's common stock for services to be rendered by Mr. Barber.

In December 2005, pursuant to a Special Meeting of the Board of Directors (Board), the Board authorized 1,999,500 shares of the Company's common stock to be issued to Settlement Reserves & Surplus, Inc., an entity controlled by William R. Barber. The shares were issued for Mr. Barber's previous provision of funding and offer to provide additional funding from time to time on an as needed basis to the Company. The Company has no other source of financing available to it at this time. Funding will be at the sole discretion of Mr. Barber depending on the circumstances at the time and on terms and conditions to be determined each time an advance is made, and at Mr. Barber's discretion may be secured by such assets of the Company as may be available at the time. In the absence of other terms agreed upon at such time as an advance is made, advances will be witnessed by demand notes, and bear interest at the rate of six percent (6%) per annum. Funding will be documented by a promissory note in form and content satisfactory to the Company's attorney.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

In February of 2005, the Company's management resigned and Mr. Michael Savage assumed the position of President and Chairman of the Company.

ITEM 6. EXHIBITS

31.1     Section 302 Certification
32.1     Section 906 Certification

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              AMERICAN HOLDING INVESTMENTS, INC.

Date: April 6, 2006
                                              /s/ William Barber
                                              ------------------
                                              William Barber
                                              President, Director