Form 10QSB
period 2004-09-30
American Holding Investments, Inc.
filed 2006-04-10
CIK 1108467

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended September 30, 2004

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to
         __________.

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

                       AMERICAN HOLDING INVESTMENTS, INC.

                                  FORM 10-QSB

                   For the quarter ending September 30, 2004

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of September 30, 2004 (unaudited)

             Statements of Operations for the three months and nine months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited) and from inception on July 22, 1996 to September 30, 2004 (unaudited).

             Statement of Stockholders Deficit for the Period from inception on July 22, 1996 to September 30, 2004 (unaudited).

             Statements of Cash Flows for the nine months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited) and from inception on July 22, 1996 to September 30, 2004 (unaudited).

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

               NINE MONTHS ENDING SEPTEMBER 30, 2004 (unaudited)

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

                       AMERICAN HOLDING INVESTMENTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       BALANCE SHEET - September 30, 2004



Current Assets
   Cash                                                             $     4,148

                                                                    -----------

Total assets                                                        $     4,148
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued expenses                            $    24,747

   Related party payable                                                 37,853

                                                                    -----------

Total current liabilities                                           $    62,600
                                                                    -----------

Stockholders deficit
   Common stock, $.001 par value, 100,000,000 shares
      authorized, 18,948,422 issued and outstanding                 $    18,948

   Additional paid in capital                                         2,935,008

   Deficit accumulated during development stage                      (2,959,908)

   Treasury stock, 52,500 shares at cost                                (52,500)
                                                                    -----------
Total stockholders' deficit                                             (58,452)
                                                                    -----------
Total liabilities and stockholders' deficit                         $     4,148
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.


                                                AMERICAN HOLDING INVESTMENTS, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)

                                                     STATEMENTS OF OPERATIONS


                                                                                                                 From Inception on
                                                  For the three months ended        For the nine months ended     July 22, 1996 to
                                                 September 30,   September 30,    September 30,    September 30,    September 30,
                                                    2004              2003            2004             2003              2004
                                                 (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                ------------     ------------     ------------     ------------     ------------
Net Revenues                                    $         --     $         --     $         --     $         --     $         --

Cost of Sales                                             --               --               --               --               --
                                                ------------     ------------     ------------     ------------     ------------

Gross Profit                                              --               --               --               --               --

General and administrative expenses                    5,469          203,567          589,839          720,631        2,745,993
                                                ------------     ------------     ------------     ------------     ------------

Net loss from operations before
   interest income and other expenses                 (5,469)        (203,567)        (589,839)        (720,631)      (2,745,993)

Interest income                                           --               --               --              381           37,889
Amortization of discount on convertible loans             --          (12,114)         (86,285)         (18,668)        (168,054)
Write off stock subscription receivable                   --               --          (83,750)              --          (83,750)
                                                ------------     ------------     ------------     ------------     ------------

Net loss                                        $     (5,469)    $   (215,681)        (759,874)    $   (738,918)    $ (2,959,908)
                                                ============     ============     ============     ============     ============

Net loss per share, basic and diluted           $      (0.00)    $      (0.01)    $      (0.04)    $      (0.04)
                                                ============     ============     ============     ============

Weighted average number of shares
   outstanding, basic and diluted                 18,948,422       17,621,090       18,506,758       17,621,090
                                                ============     ============     ============     ============

                         The accompanying notes are an integral part of these financial statements.




                                                AMERICAN HOLDING INVESTMENTS, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)

                                                  STATEMENT STOCKHOLDERS' DEFICIT
                                                                                                     Deficit
                                                                                                 accumulated               Total
                                                                          Additional                during             stockholders'
                                                   Common stock            Paid In   Subscription development  Treasury    equity
                                              Shares          Amount       Capital    Receivable    stage        stock   (deficit)
                                           ---------------------------------------------------------------------------------------
Balance at July 22,1996 (inception)                   -     $      -   $         -   $      -   $         -   $      -  $       -
Issuance of common stock for
   cash during July 1996 (restated for
   forward cash split)                        2,000,000        2,000         3,000                                          5,000
Issuance of common stock in exchange for
   for services in November 1999                100,000          100                                                          100
Issuance of common stock for
   cash during November 1999                  9,200,000        9,200                                                        9,200
Accumulated net loss for the period
   from July 22,1996 (Inception) to
   December 31, 1999                                                                                 (5,100)               (5,100)
                                           ---------------------------------------------------------------------------------------
Balance at
   January 1, 2000                           11,300,000       11,300         3,000          -        (5,100)         -      9,200
Issuance of common stock for cash
   during March 2000                          1,445,090        1,445       296,100                                        297,545
Issuance of common stock for cash
   during April 2000                            230,000          230       114,770                                        115,000
Issuance of common stock for cash
   during May 2000                            1,918,000        1,918       670,790                                        672,708
Issuance of common stock for cash
   during June 2000                             913,000          913       142,150                                        143,063
Issuance of common stock for cash
   during July 2000                             465,000          465       226,337    (33,750)                            193,052
Net loss for the year ended
   December  31, 2000                                                                              (319,992)             (319,992)
                                           ---------------------------------------------------------------------------------------

Balance at December 31, 2000                 16,271,090       16,271     1,453,147    (33,750)     (325,092)         -   ,110,576
Issuance of common stock for cash
   during June 2001                              50,000           50        99,929    (50,000)                             49,979
Net loss for the year ended
   December 31, 2001                                                                               (563,404)             (563,404)
                                           ---------------------------------------------------------------------------------------

Balance at December 31, 2001                 16,321,090       16,321     1,553,076    (83,750)     (888,496)         -    597,151
Issuance of common stock for cash
   during September 2002                        800,000          800       199,170                                        199,970
Issuance of common stock for cash
   during October 2002                          100,000          100        29,870                                         29,970
Issuance of common stock for cash
   during December 2002                         400,000          400        90,165                                         90,565
Net Loss for the year ended
   December 31, 2002                                                                               (507,943)             (507,943)
                                           ---------------------------------------------------------------------------------------

Balance at December 31, 2002                 17,621,090       17,621     1,872,281    (83,750)   (1,396,439)         -    409,713
Purchase of Treasury Stock                                                                                     (52,500)   (52,500)
Benficial conversion feature related to
   loans to related party                                                  224,666                                        224,666
Extinguishment of the beneficial conversion
   feature related to the portion of the
   convertible loan to related party                                       (70,278)                                       (70,278)
Net loss for the year ended
   December 31, 2003                                                                               (803,595)             (803,595)
                                           ---------------------------------------------------------------------------------------

Balance at December 31, 2003                 17,621,090       17,621     2,026,669    (83,750)   (2,200,034)   (52,500)  (291,994)
Issuance of common stock in exchange for
   for services in March 2004                   350,000          350        62,650                                         63,000
Benficial conversion feature related
   to related party loans                                                   13,666                                         13,666
Issuance of common stock in exchange for
   for services in April 2004                   400,000          400       399,600                                        400,000
Conversion of convertible loans payable
   in April 2004                                577,332          577       432,423                                        433,000
Write off of stock subscriptions receivable                                            83,750                              83,750
Net loss for the nine  months ended
   September 2004 (unaudited)                                                                      (759,874)             (759,874)
                                           ---------------------------------------------------------------------------------------

Balance at September 30, 2004 (unaudited)    18,948,422     $ 18,948   $ 2,935,008   $      -   $(2,959,908)  $(52,500) $ (58,452)
                                           =======================================================================================


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




                                                AMERICAN HOLDING INVESTMENTS, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)

                                                     STATEMENTS OF CASH FLOWS

                                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                For the nine months ended        From inception on
                                                                                                                  July 22, 1996 to
                                                                        September 30, 2004   September 30, 2003  September 30, 2004
                                                                             -----------         -----------         -----------
                                                                             (Unaudited)         (Unaudited)         (Unaudited)

Cash flows provided by (used for) operating activities
   Net Loss                                                                  $  (759,874)            (738,918)       $(2,959,908)

Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
      Depreciation                                                                   738                 738               9,979
      Issuance of common stock for services                                      463,000                  --             557,500
      Reserve for bad debt                                                            --                  --             132,000
      Amortization of discounts on convertible loans                              86,285              18,668             168,054
      Write off of stock subscriptions receivable                                 83,750                  --              83,750
      Loss on disposal of property and equipment                                   2,266                  --               2,266

Changes in assets and liabilities:
   Other assets                                                                   10,000                  --                  --

Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                                         (11,042)                 --              24,747
                                                                             -----------         -----------         -----------

Total adjustments                                                                634,997              19,406             978,296
                                                                             -----------         -----------         -----------

   Net cash used for operating activities                                       (124,877)           (719,512)         (1,981,612)
                                                                             -----------         -----------         -----------

Cash flows provided by (used for) investing activities:
   Acquisition of property and equipment                                              --                  --             (12,245)
   Notes receivable                                                                   --                  --            (132,000)
   Notes receivable, related parties                                                  --             239,360                  --
   Restricted cash                                                                33,244                  --                  --
                                                                             -----------         -----------         -----------

      Net cash provided by (used for) investing activities                        33,244             239,360            (144,245)
                                                                             -----------         -----------         -----------

Cash flows provided by (used for) financing activities
   Proceeds from sale of common stock                                                 --                  --           1,711,652
   Proceeds from advances of related party                                        37,853              37,640              37,853
   Proceeds from note payable, officer                                                --                  --              21,540
   Payment on note payable, officer                                                   --                  --             (21,540)
   Proceeds from convertible loans payable, related party                         41,000             590,000             715,000
   Payment on convertible loans payable, related party                                --            (166,000)           (282,000)
   Purchase of treasury stock                                                         --             (52,500)            (52,500)
                                                                             -----------         -----------         -----------

      Net cash provided by (used for) financing activities                        78,853             409,140           2,130,005
                                                                             -----------         -----------         -----------

Net increase (decrease) in cash                                                  (12,780)            (71,012)              4,148
Cash, beginning of period                                                         16,928             135,403                  --
                                                                             -----------         -----------         -----------

Cash, end of period                                                          $     4,148         $    64,391         $     4,148
                                                                             ===========         ===========         ===========

Supplemental disclosure of cash flow information - no amounts were paid for interest or taxes

Supplemental disclosure of non-cash investing and financing activities:

   Issuance of common stock for services                                     $   463,000         $        --         $   557,500
                                                                             ===========         ===========         ===========
   Conversion of convertible loans payable into common stock                 $   433,000         $        --         $   433,000
                                                                             ===========         ===========         ===========
   Write off of related party payable and investment in Lebanese
   time share                                                                $        --         $ 2,200,000         $ 2,200,000
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

                                                                7

                       AMERICAN HOLDING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

                NINE MONTHS ENDED SEPTEMBER 30, 2004 (unaudited)

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

         OFFICE LEASE SETTLEMENT:

         In June of 2004 the Company reached a settlement with its landlord to terminate its lease for office space. In exchange for a general release from the balance owed to the landlord, the Company paid $33,244, which was the lease deposit, and provided the property and equipment in the premises to the Landlord. The lease deposit and the net book value of the property and equipment were expensed in the quarter ended June 30, 2004.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2004 as compared to September 30, 2003.

REVENUES

The Company is a development stage company. There were no revenues for the three months ended September 30, 2004 and September 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses amounted to $5,469 for the three months ended September 30, 2004, as compared to $203,567 at September 30, 2003. The expenses resulted primarily from the cost incurred by the Company in the ordinary course of business in its review of acquisition candidates. The decrease in loss is attributed to the minimization of expenses by management as the Company seeks an acquisition target.

LOSS FROM OPERATIONS

The Company incurred a loss from operations of $5,469 for the quarter ended September 30, 2004 as compared to $203,567 at September 30, 2003.

NET LOSS

The Company had a net loss of $5,469 or $(0.00) per share for the three months ended September 30, 2004 as compared to $215,681 or $(0.01) per share for the three months ended September 30, 2003.

Nine months ended September 30, 2004 as compared to September 30, 2003.

REVENUES

The Company is a development stage company. There were no revenues for the nine months ended September 30, 2004 and September 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses amounted to $589,839 for the nine months ended September 30, 2004, as compared to $720,631 at September 30, 2003. The expenses resulted primarily from the cost incurred by the Company in the ordinary course of business in its review of acquisition candidates. $463,000 of this expense results from the Company's shares issued for business development services rendered.

LOSS FROM OPERATIONS

The Company incurred a loss from operations of $589,839 for the nine months ended September 30, 2004 as compared to $720,631 at September 30, 2003.

NET LOSS

The Company had a net loss of $759,874 or $(0.04) per share for the nine months ended September 30, 2004 as compared to $738,918 or $(0.04) per share for the nine months ended September 30, 2003.


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

PLAN OF OPERATION

Management intends to search for operating opportunities through business combinations or mergers with entities actively in a business that generates revenues. In the interim, the Company will seek to minimize overhead. The Company has not yet entered into any definitive agreements or understandings with potential acquisitions as of September 30, 2004.

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


                                              AMERICAN HOLDING INVESTMENTS, INC.

Date: April 6, 2006                           /s/ William Barber
                                              ------------------------
                                              William Barber
                                              President, Director