Form 10KSB
period 2004-12-31
American Holding Investments, Inc.
filed 2006-04-11
CIK 1108467

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the Fiscal Year ended December 31, 2004

                          COMMISSION FILE NO. 000-29933

                       AMERICAN HOLDING INVESTMENTS, INC.
                 (Name of Small Business Issuer in its Charter)

           Nevada, U.S.A.                                    77-0434471
   (State or other Jurisdiction                            (IRS Employer
   of Incorporation or Organization)                     Identification No.)

                        221 N. Rampart Blvd., Palms Tower
                               Las Vegas, NV 89145
                    (Address of principal executive offices)

                                 (702) 869-7331
                           (Issuer's telephone number)

              Securities registered under Section 12(b) of the Act:

                                      NONE

              Securities registered under Section 12(g) of the Act:

                          $0.001 PAR VALUE COMMON STOCK
                                (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ]  NO [X ]

Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending December 31, 2004 were $0.

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the issuer on March 27, 2006 based upon the closing bid price of such stock on that date of $0.015 was approximately $314,219. As of the date of this filing, the Company had approximately 20,947,922 shares issued and outstanding.

                       AMERICAN HOLDING INVESTMENTS, INC.

                                   FORM 10-KSB

                   For the fiscal year ended December 31, 2004

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

Item 13.     Exhibits

Item 14.     Principal Accountant Fees and Services

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

We wish to caution readers that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially form those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors and other matters contained in this annual report generally. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL.

American Holding Investments, Inc. (formerly TransAmerican Holdings, Inc and Health Research, Ltd) was incorporated in the State of Nevada on July 22, 1996. Reference to the Company or American Holding ("we", "us", and "our") in this report refers to American Holding Investments, Inc. On October 1, 2004, the Company changed its name to American Holding Investments, Inc., pursuant to an agreement with TransAmerica Corporation regarding the use of any name confusingly similar to the "TransAmerica" name. The sole purpose of the Company at this time is to raise capital and to locate and acquire a private on-going business.

BUSINESS OVERVIEW

American Holding is presently in the developmental stage and was inactive until November 1999. Since that time the Company has conducted no business operations other than seeking a business opportunity.

American Holding's primary objective is to identify and effect a merger with a company ("Merger Target") which owns an operating business and wishes to undertake a merger for its own corporate purposes, generally related to achieving liquidity for its stockholders. The Company has not yet identified, selected or entered into any agreement with a Merger Target, and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company may effect a merger with a Merger Target that may be financially unstable or in its early stages of development or growth.

American Holdings may be defined as a "shell" company at this time. Any future business combination or transaction may result in a significant issuance of American Holding's shares and substantial dilution to present shareholders.

LIQUIDITY AND CAPITAL RESOURCES

American Holding has no material operating revenues. The Company has attempted to restrict administrative cost to minimal levels necessary to effect corporate operation and securities filings. The Company's proposed activities will require raising additional capital or debt. There is no assurance that additional capital or debt will be available. The Company's only officer and principal shareholder has provided the Company with its financial resources. The shareholder has agreed to provide additional support to enable the Company to satisfy its working capital until the Company changes control or it develops its own business and revenues. Without outside funding the Company is solely dependent upon its major shareholder. The Company has been exploring various alternatives to raise new capital, but there can be no assurances that the Company will ultimately be successful in this regard.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any real Property as of December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders in the final quarter of the fiscal year.

                                     PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the over-the-counter Pink sheet system (PK) under the symbol "AHDI". However there is currently no "established trading market" for the Company's Common Stock, and no assurance can be given that any current market for the Company's Common Stock will continue to develop or be maintained. For any market that develops for the Company's Common Stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management, or any other person to whom any such securities may be issued in the future, may have a substantial adverse impact on any such public market. A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning the Company; limitations of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144.

As of the date of this filing, American Holding has approximately 84 shareholders of record, not including an undetermined number of common shareholders holding shares in "street name" or in brokerage accounts, holding 20,947,922 shares of Common Stock.

The table below reflects the high and low "bid" and "ask" quotations for the Company's Common Stock for each of the calendar years covered by this report. The prices reflect inter-dealer prices, without mark-up, mark-down or commission and do not necessarily represent actual transactions.

2005                       High             Low
1st Quarter                $0.25            $0.10

2004                       High             Low
1st Quarter                $1.00            $0.20
2nd Quarter                $1.00            $1.00
3rd Quarter                $1.00            $0.25
4th Quarter                $0.25            $0.25

2003                       High             Low
1st Quarter                $0.20            $0.20
2nd Quarter                $0.20            $0.20
3rd Quarter                $1.00            $0.20
4th Quarter                $1.00            $.17

2002                       High             Low
1st Quarter                $.05             $0.02
2nd Quarter                $.23             $0.04
3rd Quarter                $1.01            $0.14
4th Quarter                $1.01            $0.20

(b) Other.

American Holding's securities are considered low-priced or "designated" securities under rules promulgated under the Securities and Exchange Act of 1934. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issue by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years,
(ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operations for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with that market.

(c) Dividends.

The payment of dividends is within the discretion of American Holding's Board of Directors. The Company has not paid cash dividends since inception and does not anticipate that any dividends will be paid in the foreseeable future. There is no assurance that dividends can or ever will be paid.

(d) Reports to Shareholders

American Holdings intends to furnish our shareholders with annual reports containing audited financial statements and such other periodic reports as we may deem appropriate or as may be required by law. The Company is required to comply with periodic reporting, proxy solicitation and certain other requirements by the Securities Exchange Act of 1934.

(e) Transfer Agent.

The Transfer Agent for American Holding's Common Stock is Manhattan Transfer Registrar Co., #1 West Street, Ste. 3402, New York City, New York 10004.

(f) Changes in Securities

Between June 2003 and March 2004, the Company borrowed an aggregate of $674,000. During the 2003 fiscal year, the Company repaid $282,000 leaving a balance of $392,000 at December 31, 2003. In the first quarter of 2004, the Company borrowed an additional $41,000. The Company issued non-interest bearing convertible notes due one year from the date of issuance. The notes are convertible into the Company's common stock at 75% of the market price at the time of conversion. The notes were issued to Uni Financial Group, Inc. a California corporation ("UFG"). UFG is an investment banker, of which Mr. Choufani, the President, director and principal stockholder of the Company, is Chairman and majority shareholder. All the notes, totaling $433,000, were converted for 577,332 shares of the Company's $0.001 par value common stock in April 2004.

In the first quarter of 2004, the Company issued 350,000 shares of its $0.001 par value common stock in exchange for services valued at $63,000. These shares were issued for consulting services and were valued at the fair value of the stock at the time of issuance, which was $0.18 per share.

In the second quarter of 2004, the Company issued 400,000 shares of its $0.001 par value common stock in exchange for services valued at $400,000. These shares were issued for business development services and were valued at $1.00 per share, which was the fair market value of the shares at the time of issuance. The company also wrote off stock subscriptions receivables totaling $83,750.

In July 2005, a settlement and release agreement was entered into between Uni Financial Group, Inc., Najib E. Choufani (collectively the "Choufani Parties") and Michael Savage ("Savage"). The settlement related to disputes between the Choufani Parties and Savage regarding the Choufani Parties performance on two prior agreements with Savage. The Choufani Parties and Savage were both shareholders in the Company and their shares of common stock collectively represented at least fifty-one percent of the Company. The Choufani Parties agreed to transfer all remaining shares that they had any direct or indirect interest in (consisting of 9,044,332 shares of common stock of the Company) to the Company. The parties agreed such shares would be delivered to the Company and/or its designees as they may direct. An entity controlled by Savage was issued 2,890,166 of the common shares returned to the Company.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR OUR PLAN OF OPERATION.

MANGEMENT'S DISCUSSION AND ANLYSIS

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and financial operations. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily recording of assets and liabilities from related parties. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10KSB for the fiscal year ended December 31, 2004.

RESULTS OF OPERATIONS.

American Holding's current assets decreased from $16,928 at December 31, 2003 to $3,720 at December 31, 2004.

Total expenses of $759,965 were incurred for the year ended December 31, 2004, as compared to $803,595 for the year ended December 31, 2003. The expenses are attributed to the normal course of business as the company seeks a Merger Target. $86,285 of the total expense in 2004 was attributable to the amortization of discount on convertible loans. $83,750 of the total expense was attributable to the write off of stock subscription receivables.

Presently, American Holding has no earnings from operations, and will attempt to sustain and control expenses until an income generating Merger Target is identified and a merger accomplished.

PLAN OF OPERATION

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities, which may be brought to its attention through present associations with its officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated to impact the proposed activities of the Company or the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services, or trades; name identification; and other relevant factors.

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

1) Audited Financial Statements as of December 31, 2004 and 2003.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting or financial disclosure during the period covered by this report.

Item 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2004, our company conducted an evaluation under the supervision and with the participation of our principal executive and financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) and our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Based on this evaluation, our principal executive and financial officer concluded that our company's disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and officers of the Company, as of the date of this filing, are as follows:

Name                          Age              Position
----                          ---              --------
William R. Barber             61               Director, President, Treasurer

Hardy L. Thomas               66               Director, Secretary

Michael Savage                84               Director

Edward Price                  54               Director

William J. Barber             36               Director

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the discretion of any other person. Mr. William J. Barber is the son of Mr. William R. Barber. Except as otherwise disclosed herein, there were no family relationships between any executive officers or directors of the Company.

WILLIAM R. BARBER - PRESIDENT, TREASURER AND DIRECTOR

Mr. Barber has served on the Boards of Directors and management of numerous companies, both public and private, in a number of different industries, including the reinsurance industry and certain internet-based businesses. Currently, Mr. Barber serves as President for two J. P. Morgan Chase-sponsored independent sales organizations in the credit card processing industry.

HARDY L. THOMAS - SECRETARY AND DIRECTOR

Mr. Thomas is a California attorney in private practice since 1966, and practices corporate and contract law. He was for many years a senior partner in the Los Angeles law firm of Hill, Farrer & Burrill and has had his own law office since 1986. He is currently of Counsel to the Century City law firm of Luna & Glushon. Mr. Thomas previously taught Corporations law at Golden Gate Law School and Contract law at San Francisco Law School.

MICHAEL SAVAGE - DIRECTOR

Mr. Savage has founded or co-founded and developed more than 25 different companies, both public and private, in a variety of industries, including founding and developing the first equipment leasing company in the United States, the first automated car washing systems company, the first coin operated video vending machine company and was instrumental in building one of the first Real Estate Investment Trusts in America. Mr. Savage pioneered and developed the manufacture of printed designs of garments and fabrics and pioneered and developed the use of fiberglass filaments in industrial products for the airline industry. More recently, he has been active in the field of mergers and acquisitions. He is a co-founder of the American Association of Equipment Lessors and of the Western Association of Equipment Lessors.

EDWARD PRICE - DIRECTOR

Mr. Price has over 20 years of senior management experience, 10 years with NASD broker dealers and 10 years in the real estate management industry. From 1999 to 2005 Mr. Price held the position of President and Chief Administration Officer of a 400 representative NASD broker-dealer with approximately $3 billion in customer assets. Currently Mr. Price is managing director of an independent management company, and principal of an NASD broker dealer.

WILLIAM J. BARBER - DIRECTOR

Mr. Barber is a Certified Public Accountant. Since 1994 he has served as Chief Financial Officer and Chief Operating Officer of two J. P. Morgan
Chase-sponsored independent sales organizations in the credit card processing industry. Prior to this he was an audit accountant with a Certified Public Accounting firm. William J. Barber is the son of William R. Barber.

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) was general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law , and the judgment has not been reversed, suspended, or vacated.

INDEMNIFICATION OF DIRECTORS AND OFFICER.

Except for acts or omissions which involve intentional misconduct, fraud or known violation of law or for the payment of dividends in violation of Nevada Revised Statutes, there shall be no personal liability of a director or officer to the Company, or its stockholders, for damages for breach of fiduciary duty as a director or officer. American Holding may indemnify any person for expenses incurred, including attorneys fees, in connection with their good faith acts if they reasonably believe such acts are in and not opposed to the best interests of the Company and for acts for which the person had no reason to believe his or her conduct was unlawful. American Holding may indemnify the officers and directors for expenses incurred in defending a civil or criminal action, suit or proceeding as they are incurred in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount of such expenses if it is ultimately determined by a court of competent jurisdiction in which the action or suit is brought, determined that such person is fairly and reasonably entitled to indemnification for such expenses which the court deems proper.

Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing, American Holding has been informed that in the opinion of the U.S. Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

ITEM 10. EXECUTIVE COMPENSATION

None of American Holding's officers and/or directors received any salary for their respective services rendered unto the Company, nor have they received such salaries in the past. They all have agreed to act without salary until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition.

As of December 31, 2004, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by American Holding for the benefit of its officers, directors or employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of December 31, 2004, the security and beneficial ownership interest for each class of equity securities known by the Company to have more than five percent (5%) of the voting securities.

Title of          Name and address        Amount and nature          Percentage
Class             of beneficial Owner     of beneficial ownership    of class

Common            Najib E. Choufani             7,669,832              36.6%
                  9601 Wilshire Blvd.           (affiliate)
                  Ste. 620
                  Beverly Hills, CA 90210

(1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(b) The following table sets forth, as of December 31, 2004, the beneficial ownership for each class of equity securities of the Company beneficially owned by all directors and officers of the Company.

Title of          Name and address        Amount and nature          Percentage
Class             of beneficial Owner     of beneficial ownership    of class

Common            Najib E. Choufani             7,669,832              36.6%
                  9601 Wilshire Blvd.           (affiliate)
                  Ste. 620
                  Beverly Hills, CA 90210

Common            Tarek Choufani                   -                    -
                  9601 Wilshire Blvd.           (affiliate)
                  Ste. 620
                  Beverly Hills, CA 90210

Common            All Officers and              7,669,832               -
                  Directors as a Group          (affiliate)

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

Exhibits Index

3.1*     Articles of Incorporation, filed July 22, 1996

3.2*     Amendment to Articles of Incorporation, filed January 25, 1999

3.3*     Amendment to Articles of Incorporation, filed November 2, 1999

3.4*     Amendment to Articles of Incorporation, filed November 15, 1999

3.5*     Bylaws, adopted November 8, 1999

10.1* Sublease for corporate offices between American Holding and City National Bank

12.1*    Lock-Up Agreement between American Holding and Najib Choufani

*Filed as part of the Company's Form 10-SB Registration Statement, as amended, and incorporated herein by reference.

REPORTS ON FORM 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

The aggregate fees billed for professional services rendered by Stonefield Josephson, Inc. for the audit of the registrants annual financial statements included in the registrant's Form 10-KSB and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $15,222 and $23,699, respectively. For the audit for the year ended December 31, 2004, the company paid Stonefield Josephson, Inc. $15,222.

(2) Audit Related Fees

None

(3) Tax Fees

The Company did not incur any fees for tax compliance, tax advice and tax planning by the Company's principal accountant for fiscal 2004 and 2003.

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

                                        AMERICAN HOLDING INVESTMENTS, INC.


Date: 04/07/2006                        By: /s/ William Barber
                                            William Barber
                                            President, Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities and on the dates indicated.


Date: 04/07/2006                        By: /s/ William Barber
                                            William Barber
                                            President, Director

                       AMERICAN HOLDING INVESTMENTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2004



CONTENTS                                                              PAGE

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS:
   Balance Sheet                                                      F-1
   Statements of Operations                                           F-2
   Statement of Stockholders' Deficit                                 F-3
   Statements of Cash Flows                                           F-4
   Notes to Financial Statements                                      F-5 - F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
American Holding Investments, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of American Holding Investments, Inc. (a development stage enterprise) as of December 31, 2004, and the related statements of operations, stockholders' deficit and cash flows for the two years then ended and for the period from inception on July 22, 1996 to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform and audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Holding Investments, Inc. (a development stage enterprise) as of December 31, 2004, and the results of its operations and its cash flows for the two years then ended and from inception on July 22, 1996 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 5, 2006

AMERICAN HOLDING INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET - December 31, 2004



Current Assets
   Cash                                                             $     3,270
                                                                    -----------

Total assets                                                        $     3,270
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued expenses              $    24,410
   Related party payable                                   37,853
                                                      -----------

Total current liabilities                                           $    62,263
                                                                    -----------

Stockholders deficit
   Common stock, $.001 par value, 100,000,000 shares
      authorized, 18,948,422 issued and outstanding   $    18,948
   Additional paid in capital                           2,935,008
   Deficit accumulated during development stage        (2,959,999)
   Treasury stock, 52,500 shares at cost                  (52,500)
                                                      -----------
Total stockholders' deficit
                                                                        (58,543)
                                                                    -----------
Total liabilities and stockholders' deficit                         $     3,720
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

AMERICAN HOLDING INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

                                                                                           From Inception on
                                                       Year Ended           Year Ended      July 22, 1996 to
                                                    December 31, 2004   December 31, 2003  September 30, 2004
                                                    ---------------------------------------------------------
Net Revenues                                        $              -    $              -    $              -

Cost of Sales                                                      -                   -                   -
                                                    ----------------    ----------------    ----------------

Gross Profit                                                       -                   -                   -

General and administrative expenses                          589,930             722,585           2,746,084
                                                    ----------------    ----------------    ----------------

Net loss from operations before
   interest income and other expenses                       (589,930)           (722,585)         (2,746,084)

Interest income                                                    -                 759              37,889
Amortization of discount on convertible loans                (86,285)            (81,769)           (168,054)
Write off stock subscription receivable                      (83,750)                  -             (83,750)
                                                    ----------------    ----------------    ----------------

Net loss                                            $       (759,965)   $       (803,595)   $     (2,959,999)
                                                    ================    ================    ================

Net loss per share, basic and diluted               $          (0.04)   $          (0.05)
                                                    ================    ================

Weighted average number of shares
   outstanding, basic and diluted                         18,617,778          17,621,090
                                                    ================    ================

The accompanying notes are an integral part of these financial statements.


                                                       F-2

AMERICAN HOLDING INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT STOCKHOLDERS' DEFICIT

                                                                                                Deficit
                                                                                              accumulated                  Total
                                                                    Additional                  during                 stockholders'
                                                Common stock          Paid In  Subscription   development    Treasury     equity
                                             Shares       Amount      Capital   Receivable       stage        stock      (deficit)
                                        ------------------------------------------------------------------------------------------
Balance at July 22,1996 (inception)                 -     $     -   $        -    $     -     $         -    $      -   $       -
Issuance of common stock for
   cash during July 1996 (restated
   for forward cash split)                  2,000,000       2,000        3,000                                              5,000
Issuance of common stock in exchange
   for services in November 1999              100,000         100                                                             100
Issuance of common stock for
   cash during November 1999                9,200,000       9,200                                                           9,200
Accumulated net loss for the period
   from July 22,1996 (Inception) to
   December 31, 1999                                                                               (5,100)                 (5,100)
                                        ------------------------------------------------------------------------------------------
Balance at
   January 1, 2000                         11,300,000      11,300        3,000          -          (5,100)          -       9,200
Issuance of common stock for cash
   during March 2000                        1,445,090       1,445      296,100                                            297,545
Issuance of common stock for cash
   during April 2000                          230,000         230      114,770                                            115,000
Issuance of common stock for cash
   during May 2000                          1,918,000       1,918      670,790                                            672,708
Issuance of common stock for cash
   during June 2000                           913,000         913      142,150                                            143,063
Issuance of common stock for cash
   during July 2000                           465,000         465      226,337    (33,750)                                193,052
Net loss for the year ended
   December  31, 2000                                                                            (319,992)               (319,992)
                                        ------------------------------------------------------------------------------------------

Balance at December 31, 2000               16,271,090      16,271    1,453,147    (33,750)       (325,092)          -   1,110,576
Issuance of common stock for cash
   during June 2001                            50,000          50       99,929    (50,000)                                 49,979
Net loss for the year ended
   December 31, 2001                                                                             (563,404)               (563,404)
                                        ------------------------------------------------------------------------------------------

Balance at December 31, 2001               16,321,090      16,321    1,553,076    (83,750)       (888,496)          -     597,151
Issuance of common stock for cash
   during September 2002                      800,000         800      199,170                                            199,970
Issuance of common stock for cash
   during October 2002                        100,000         100       29,870                                             29,970
Issuance of common stock for cash
   during December 2002                       400,000         400       90,165                                             90,565
Net Loss for the year ended
   December 31, 2002                                                                             (507,943)               (507,943)
                                        ------------------------------------------------------------------------------------------

Balance at December 31, 2002               17,621,090      17,621    1,872,281    (83,750)     (1,396,439)          -     409,713
Purchase of Treasury Stock                                                                                    (52,500)    (52,500)
Benficial conversion feature related
   to loans to related party                                           224,666                                            224,666
Extinguishment of the beneficial
   conversion feature related to the
   portion of the convertible loan
   to related party                                                    (70,278)                                           (70,278)
Net loss for the year ended
   December 31, 2003                                                                             (803,595)               (803,595)
                                        ------------------------------------------------------------------------------------------

Balance at December 31, 2003               17,621,090      17,621    2,026,669    (83,750)     (2,200,034)    (52,500)   (291,994)
Issuance of common stock in exchange
   for services in March 2004                 350,000         350       62,650                                             63,000
Benficial conversion feature related
   to related party loans                                               13,666                                             13,666
Issuance of common stock in exchange
   for services in April 2004                 400,000         400      399,600                                            400,000
Conversion of convertible loans
   payable in April 2004                      577,332         577      432,423                                            433,000
Write off of stock subscriptions
   receivable                                                                      83,750                                  83,750
Net loss for the year ended
   December 2004                                                                                 (759,965)               (759,965)
                                        ------------------------------------------------------------------------------------------

Balance at December 31, 2004               18,948,422     $18,948   $2,935,008    $     -     $(2,959,999)   $(52,500)  $ (58,543)
                                        ==========================================================================================

The accompanying notes are an integral part of these financial statements.

                                                                   F-3

AMERICAN HOLDING INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                                From inception on
                                                                       Year Ended            Year Ended         July 22, 1996 to
                                                                    December 31, 2004     December 31, 2003     December 31, 2004
                                                                   ------------------    ------------------    ------------------
Cash flows provided by (used for) operating activities
   Net Loss                                                        $         (759,965)             (803,595)   $       (2,959,999)

Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
      Depreciation                                                                738                 2,952                 9,979
      Issuance of common stock for services                                   463,000                     -               557,500
      Reserve for bad debt                                                          -                     -               132,000
      Amortization of discounts on convertible loans                           86,285                81,769               168,054
      Write off of stock subscriptions receivable                              83,750                     -                83,750
      Loss on disposal of property and equipment                                2,266                     -                 2,266

Changes in assets and liabilities:
   Other assets                                                                10,000                     -                     -

Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                                      (11,379)               21,916                24,410
                                                                   ------------------    ------------------    ------------------

Total adjustments                                                             634,660               106,637               977,959
                                                                   ------------------    ------------------    ------------------

   Net cash used for operating activities                                    (125,305)             (696,958)           (1,982,040)
                                                                   ------------------    ------------------    ------------------

Cash flows provided by (used for) investing activities:
   Acquisition of property and equipment                                            -                     -               (12,245)
   Notes receivable                                                                 -                     -              (132,000)
   Notes receivable, related parties                                                -               239,360                     -
   Restricted cash                                                             33,244                  (378)                    -
                                                                   ------------------    ------------------    ------------------

      Net cash provided by (used for) investing activities                     33,244               238,982              (144,245)
                                                                   ------------------    ------------------    ------------------

Cash flows provided by (used for) financing activities
   Proceeds from sale of common stock                                               -                     -             1,711,652
   Proceeds from advances of related party                                     37,853                     -                37,853
   Proceeds from note payable, officer                                              -                     -                21,540
   Payment on note payable, officer                                                 -                     -               (21,540)
   Proceeds from convertible loans payable, related party                      41,000               674,000               715,000
   Payment on convertible loans payable, related party                              -              (282,000)             (282,000)
   Purchase of treasury stock                                                       -               (52,500)              (52,500)
                                                                   ------------------    ------------------    ------------------

      Net cash provided by (used for) financing activities                     78,853               339,500             2,130,005
                                                                   ------------------    ------------------    ------------------

Net increase (decrease) in cash                                               (13,208)             (118,476)                3,720
Cash, beginning of period                                                      16,928               135,404                     -
                                                                   ------------------    ------------------    ------------------

Cash, end of period                                                $            3,720    $           16,928    $            3,720
                                                                   ==================    ==================    ==================

Supplemental disclosure of cash flow information - no amounts were paid for interest or taxes

Supplemental disclosure of non-cash investing and financing activities:

   Issuance of common stock for services                           $          463,000    $                -    $          557,500
                                                                   ==================    ==================    ==================
   Conversion of convertible loans payable into common stock       $          433,000    $                -    $          433,000
                                                                   ==================    ==================    ==================
   Write off of related party payable and investment in Lebanese
   time share                                                      $                -    $        2,200,000    $        2,200,000
                                                                   ==================    ==================    ==================

The accompanying notes are an integral part of these financial statements.


                                                                     F-4

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(1)  ORGANIZATION AND DESCRIPTION OF BUSINESS:

     American Holding Investments, Inc. (formerly known as Health Research, Ltd. and TransAmerican Holdings, Inc.) (the "Company") was incorporated under the laws of the state of Nevada on July 22, 1996, and is conducting its operations in California. The Company has been in the development stage and was inactive until November 1999. On November 15, 1999, the Company changed its name to TransAmerican Holdings, Inc. On October 1, 2004 the Company changed its name to American Holding Investments, Inc. The sole purpose of the Company at this time is to raise capital and to locate and acquire a private on-going business.

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

     USE OF ESTIMATES:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE:

     Unless otherwise indicated, the fair value of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

     CASH:

     Equivalents: For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

     COMPREHENSIVE LOSS:

     For the years ended December 31, 2004 and 2003, and for the period form July 22, 1996 (inception) to December 31, 2004, the Company has no items that represent other comprehensive loss and, therefore, has not included a Statement of Comprehensive Loss in the financial statements.

     INCOME TAXES:

     In accordance with SFAS No. 109, "Accounting for Income Taxes," income taxes are accounted for under the asset and liability method. Deferred tax assetas and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

     BASIC AND DILUTED LOSS PER SHARE:

     In accordance with SFAS NO. 128, "Earnings Per Share," basic loss per common share is computed by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and it the additional common shares were dilutive. As of December 31, 2004, the Company has no dilutive common stock equivalents such as stock options and warrants.

     NEW ACCOUNTING PRONOUNCEMENTS:

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152)". The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe adopting FIN 47 will have a material impact on its consolidated financial position or results of operations or cash flows.

     In March 2005, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The Company is currently evaluating the impact SAB 107 will have on its consolidated financial statements.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". This new standard replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

(3)  OFFICE LEASE SETTLEMENT:

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

(5)  RELATED PARTY LIABILITY SATISFIED THROUGH THE ISSUANCE OF STOCK:

     In April 2004, the Company converted $433,000 in convertible loans payable into 577,332 shares of the Company's common stock under the original provisions of the convertible loan agreement. Upon conversion of the convertible loans, the balance of the unamortized discount was charged to expense. The market value of the Company's common stock on the conversion date was $1.00 per share.

(6)  STOCKHOLDERS' EQUITY:

     In January 1999, the state of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares with no par value to 100,000,000 common shares with $0.001 par value staock.

     In October 1999, the Company had a forward stock split of 400:1 thus increasing the outstanding common stock of the corporation from 5,000 common shares to 2,000,000 common shares.

     In November 1999, the Company issued 100,000 of its $0.0001 par value common stock for $100 in services.

     In November 1999, the Company issued 9,200,000 of its $0.001 par value common stock for $9,200 in cash.

     In November 1999, the Company changed its name from Health Research, Ltd to TransAmerican Holdings, Inc.

     In March 2000, the Company commenced a private placement of 1,095,090 shares of the Company's common stock at a purchase price ranging from $0.25 to $0.50 per share. The private placement was exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving a public offering. The securities issued pursuant to the private placement were restricted securities as defined in Rule 144. An additional 350,000 shares valued at $84,000 of the Company's common stock were issued to the outside consultant for the services rendered in connection with this private placement. The offering generated net proceeds of $297,545.

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

     In April 2004, the Company issued 400,000 shares of its $0.001 par value common stock in exchange for services valued at $400,000. These shares were issued for business development services and were valued at $1.00 per share at the time of issuance.

     In April 2004, the Company wrote off stock subscriptions receivables, outstanding since the years 2000 and 2001, in the amount of $83,750.

(7)  INCOME TAXES

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                         2004       2003
                                                        ------     ------

               Federal income tax rate                    34.0%      34.0%
               Current year losses                       (34.0)     (34.0)
                                                        ------     ------

               Effective income tax rate                   0.0%       0.0%
                                                        ======     ======

     As of December 31, 2004 the Company has net operating losses of approximately $2,746,084. The effective income tax rate is 0.0%. A deferred tax asset has been provided and completely offset by a valuation allowance, because its utilization does not appear to be reasonably assured. Federal net operating loss carry forwards expire through December 31, 2024 and California state net operating loss carry forwards expire through December 31, 2014.

(8)  OTHER EVENTS:

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

(9)  SUBSEQUENT EVENTS:

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